Form 10-Q
period 2024-03-31
WTI Fund XI, Inc.
filed 2024-05-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 000-56631

WTI Fund XI, Inc.
(Exact Name of Registrant as specified in its charter)

Maryland	92-1737785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA	94028
(Address of principal executive offices)	(Zip Code)

(650) 234-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x]  No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [x]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2024 and 2023

Notes to Condensed Financial Statements (Unaudited)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

Item 1A.	Risk Factors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Mine Safety Disclosures

Item 5.	Other Information

Item 6.	Exhibits

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2024 AND DECEMBER 31, 2023

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$24,950	$25,000
Other assets	12,036	18,956
Total assets	36,986	43,956

LIABILITIES
Due to Manager	456,290	292,754
Total liabilities	456,290	292,754

NET ASSETS	$(419,304)	$(248,798)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$25,000	$25,000
Total distributable losses	(444,304)	(273,798)
Net assets (equivalent to $(4.19) and $(2.49) per share based on 100,000 shares of capital stock outstanding - See Note 4)	$(419,304)	$(248,798)

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2024 AND 2023

	For the Three Months Ended March 31, 2024	For the Period Ended March 31, 2023*

EXPENSES:
Organizational costs	$100,916	$27,262
Directors' fees	33,750	—
Banking and professional fees	23,203	—
Other expenses	12,637	—
Total expenses	170,506	27,262

Net decrease in net assets resulting from operations	$(170,506)	$(27,262)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(1.71)	$(0.27)
Weighted average shares outstanding	100,000	100,000
* From February 1, 2023, date of incorporation, through March 31, 2023.

The Fund has not yet commenced investment operations as of March 31, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
1.ORGANIZATION AND OPERATIONS OF THE FUND
WTI Fund XI, Inc. (the “Fund”) was incorporated in Maryland on February 1, 2023, as a non-diversified, closed-end management investment company that will elect to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is P10, Inc., a Delaware corporation.

The Fund will be dissolved on the tenth anniversary of the date of the first investment by the Fund unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund XI, LLC (the “Company”). As of March 31, 2024, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale to the Company of 100,000 shares of common stock at $0.001 par value (the “Shares”) for $25,000. This issuance of stock was a requirement to apply for a finance lender’s license from the California Department of Financial Protection and Innovation, which was obtained on February 13, 2024.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally expects to receive warrants to acquire equity securities in connection with its portfolio investments and generally expects to distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Form 10-12G/A filed on March 15, 2024 (the "Form 10").

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).
Cash and Cash Equivalents
As of March 31, 2024 and December 31, 2023, cash and cash equivalents consisted of $24,950 and $25,000, respectively, of cash held in one bank account with Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank"). There were no cash equivalents held as of March 31, 2024 and December 31, 2023. MUFG Bank is uninsured by the Federal Deposit Insurance Corporation. Additionally, there is one other account at U.S. Bank National Association ("US Bank") which held no cash or cash equivalents for the Fund as of March 31, 2024.

Other Assets and Due to Manager

As of March 31, 2024 and December 31, 2023, the fair value of Other assets and Due to Manager are estimated at their carrying values because of the short-term nature of these assets and liabilities.

Organizational costs

Organizational costs are expensed as incurred. Organizational costs include expenses related to the formation of the Fund.

3.    EARNINGS (LOSS) PER SHARE

Basic earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding. Diluted earnings (loss) per share are computed by dividing net increase (decrease) in net assets resulting from operations by the weighted average common shares outstanding, including the dilutive effects of potential common shares (e.g., stock options). The Fund has no instruments that would be potential common shares; thus, reported basic and diluted earnings (loss) per share are the same.

4.    CAPITAL STOCK

As of both March 31, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. For the period from February 1, 2023, date of incorporation, through March 31, 2023, the Company contributed $25,000 to the Fund as consideration for the Company’s purchase of 100,000 Shares and $25,000 was the total amount contributed as of December 31, 2023. This issuance of stock by the Fund was required by the California Department of Financial Protection and Innovation in order for the Fund to apply for a finance lender’s license. There were no contributions received for the three months ended March 31, 2024.

5.    MANAGEMENT FEE AND RELATED PARTIES
Management
As compensation for its services to the Fund, the Manager, commencing as of the date on which capital contributions are due in connection with the first capital call to the members of the Company, will receive an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first contribution due date) will be calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund acquired a directors and officers insurance policy.

Liabilities to the Manager

The liability due to Manager is comprised of prepaid expenses, organizational costs, directors' fees and other expenses paid and to be paid by the Manager on behalf of the Fund. The Fund intends to reimburse the Manager once the Fund commences investment operations. As of March 31, 2024 and December 31, 2023, the total amount due to the Manager was $456,290 and $292,754, respectively The Fund anticipates that the Manager will continue to pay all expenses on behalf of the Fund until operations commence, and that the Fund will then reimburse the Manager for those Fund expenses.

Transactions with WTI Fund X, Inc. (“Fund X”)

The Manager also serves as investment manager for Fund X. The Fund’s board of directors intends that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund will make debt investments in each portfolio company in which Fund X makes debt investments. Allocations will be determined by the respective fund boards, so long as the Fund has capital available to invest.

The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Intercreditor Agreements

In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and Fund X (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

6. TAX STATUS

The Fund had no taxable income for the three months ended March 31, 2024 and for the period from February 1, 2023, date of incorporation, through March 31, 2023. The Fund anticipates electing to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

7. SUBSEQUENT EVENTS

The Fund evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding potential future impact of the Ukraine War, conflicts in the Middle East, worldwide inflation, rising interest rates and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s Form 10. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund will provide financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio will consist of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital will be generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. As of March 31, 2024, the Fund had not yet commenced investment operations and had no operations other than accruing organizational expenses and the sale of the Shares to the Company for $25,000 in February 2023 and the receipt of $25,000 from the Company as consideration for the purchase of the Shares. This issuance of stock was required by the California Department of Financial Protection and Innovation for the Fund to apply for a finance lender’s license, which was issued to the Fund on February 13, 2024. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may instead act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund expects to be treated as a RIC under the Code for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if a sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.
The Fund will seek to meet the ongoing requirements, including the diversification requirements, to qualify as a RIC under the Code. If the Fund fails to meet these requirements, it will be taxed as an ordinary corporation on its taxable income for that year (even if that income is distributed to the members of the Company) and all distributions out of its earnings and profits will be taxable to the members of the Company as taxable income; thus, such income will be subject to a double layer of taxation. There is no assurance that the Fund will meet the ongoing requirements to qualify as a RIC for tax purposes.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it will seek to achieve that objective by providing debt financing to portfolio companies, most of which will be private debt securities. The Fund generally will receive warrants to acquire equity securities in connection with its portfolio investments and will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also will have guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund will primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Transactions with WTI Fund X, Inc. ("Fund X")

The Manager also serves as investment manager for Fund X. The Fund’s board of directors intends that so long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund will make debt investments in each portfolio company in which Fund X makes debt investments. Allocations will be determined by the respective fund boards, so long as the Fund has capital available to invest.

The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the conditions (“Conditions”) with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

Critical Accounting Policies, Practices and Estimates

Critical Accounting Policies and Practices are those accounting policies and practices that are both the most important to the portrayal of the Fund’s net assets and results of operations and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Critical accounting estimates are accounting estimates where the nature of the estimates is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change and the impact of the estimates on net assets or operating performance is material.

In evaluating the most critical accounting policies and estimates, the Manager has concluded that, until the Fund begins operations, no critical accounting policies and estimates exist.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Rising Interest Rates and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, rising interest rates, a potential recession, the risk of a broader war in the Middle East, the current conflicts in Ukraine and the Middle East, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in the Red Sea) and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

Management will monitor the Fund’s access to capital resources through periodic and timely communication with the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances.

Results of Operations - For the Three Months Ended March 31, 2024 and 2023

As of March 31, 2024, the Fund is still in its organizational period and has not commenced investment operations. The Fund is dependent upon the proceeds from the Company's private offering in order to conduct its principal business. The Fund intends to acquire portfolio companies with the capital received from its private offering and indebtedness that it may incur in connection with such activities.

For the three months ended March 31, 2024 and for the period ended March 31, 2023, the Fund incurred organizational costs of $100,916 and $27,262, respectively. Such costs represent legal, accounting, and other corporate services fees incurred for the formation of the Fund. Also, during the three months ended March 31, 2024, the Fund incurred directors' fees of $33,750, banking and professional fees of $23,203 and other expenses of $12,637. No such expenses were incurred for the period ended March 31, 2023.

Investment Income
The Fund will generate revenues primarily from investments in portfolio companies, which may consist of interest income, dividend income, net realized gains or losses and net change in unrealized gains or losses from loans.
Expenses
The Fund will bear all expenses of its operations which will consist primarily of the management fee, banking and professional fees and other operating expenses.
The Management Fee is compensation to the Manager for its services for the Fund. The aggregate annual amount of the Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter following the first capital contribution) will be calculated as a percentage of committed capital.

Liquidity and Capital Resources – March 31, 2024 and December 31, 2023

The Fund is owned entirely by the Company. Total capital contributed to the Fund as of March 31, 2024 and December 31, 2023 was $25,000 as consideration for the Company's purchase of the Shares in February 2023. This issuance of stock by the Fund was required by the California Department of Financial Protection and Innovation for the Fund to apply for a finance lender’s license, which was issued to the Fund on February 13, 2024.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The Fund will seek to maintain the requirements to qualify for the special pass-through status available to RICs under the Code, and thus to be relieved of federal income tax on that part of its net investment income and realized capital gains that it distributes to its shareholder. To qualify as a RIC, the Fund must distribute to its shareholder for each taxable year at least 90% of its investment company taxable income (consisting generally of net investment income and net short-term capital gain) (the “Distribution Requirement”). To the extent that the terms of the Fund’s venture loans provide for the receipt by the Fund of additional interest at the end of the loan term or provide for the receipt by the Fund of a purchase price for the asset at the end of the loan term (“residual income”), the Fund would be required to accrue such residual income over the life of the loan, and to include such accrued undistributed income in its gross income for each taxable year even if it receives no portion of such residual income in that year. Thus, in order to meet the Distribution Requirement and avoid payment of income taxes or an excise tax on undistributed income, the Fund may be required in a particular year to distribute as a dividend an amount in excess of the total amount of income it actually receives. Those distributions will be made from the Fund’s cash assets, from amounts received through amortization of loans or from borrowed funds.

As of March 31, 2024, the Fund had a cash balance of $24,950. Upon commencement of its investment operations, the Fund is expected to have access to the Company's uncalled capital commitments and future loan receivable payments as liquidity sources. The Fund will regularly evaluate future potential liquidity resources and demands before making future commitments.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities will contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

The Fund will manage its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund will have limited exposure to public market price fluctuations as the Fund will primarily invest in private business enterprises and distribute all equity investments upon receipt to the Company.

The Fund’s investments will be subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity will be regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because all of the Fund’s loans will impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
The Fund will not be sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures:

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934 (“Exchange Act”). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

The risks discussed in Item 1A - “Risk Factors” in the Form 10 could materially affect the Fund's business, financial conditions and/or operating results, as well as the value of an investment in the Fund. The risks described in the Form 10 are not the only risks the Fund faces. Additional risks and uncertainties that are not currently known to the Fund or that the Fund currently deems to be immaterial also may materially adversely affect the Fund's business, financial condition and/or operating results, as well as the value of an investment in the Fund.

There have been no material changes since the filing of the Form 10 to the risk factors previously disclosed therein. If any of the identified risks actually occur, the Fund's business, financial condition and/or operating results could be materially adversely affected. If that happens, the value of an investment in the Fund could decline, and an investor may lose all or part of its investment.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended March 31, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

Item 6.  Exhibits

Exhibit	Exhibit Title

3.1
Articles of Incorporation of the Fund as filed with the Maryland Secretary of State on February 1, 2023, incorporated by reference to Exhibit 3.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

3.2	Bylaws of the Fund, incorporated by reference to Exhibit 3.2 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

4.1
Stock Purchase Agreement, dated February 1, 2023, between the Fund and the Company, incorporated by reference to Exhibit 4.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

10.1
Investment Management Agreement, dated September 28, 2023, by and between the Fund and Westech Investment Advisors LLC, incorporated by reference to Exhibit 10.1 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

10.2
Form of Custodial Agreement between the Fund and Computershare Trust Company, National Association, dated January 29, 2024, incorporated by reference to Exhibit 10.2 to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

10.3
Custodian Agreement between the Fund and U.S. Bank, National Association, dated January 10, 2024, incorporated by reference to Exhibit 10.3 to the Fund's Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification)

31.2	Chief Financial Officer certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 13, 2024		Date:	May 13, 2024