Form 10-Q
period 2024-06-30
WTI Fund XI, Inc.
filed 2024-08-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2024

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2024

Condensed Schedules of Investments (Unaudited)
As of June 30, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2024 AND DECEMBER 31, 2023

	June 30, 2024	December 31, 2023
ASSETS
Loans, at estimated fair value (cost of $2,344,346 and $0, respectively)	$2,344,346	$—
Cash and cash equivalents	2,065,938	25,000
Dividend and interest receivables	6,891	—
Other assets	25,480	18,956
Total assets	4,442,655	43,956

LIABILITIES
Due to Manager	555,371	292,754
Accrued management fees	62,991	—
Accounts payable and other accrued liabilities	240,022	—
Total liabilities	858,384	292,754

NET ASSETS	$3,584,271	$(248,798)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$4,525,000	$25,000
Cumulative return of capital distributions	(148,467)	—
Total distributable losses	(792,262)	(273,798)
Net assets (equivalent to $35.84 and ($2.49) per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 8)	$3,584,271	$(248,798)

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024 AND 2023

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	For the Six Months Ended June 30, 2024	For the Period Ended June 30, 2023 *

INVESTMENT INCOME:
Interest on loans	$5,406	$—	$5,406	$—
Other income	1,486	—	1,486	—
Total investment income	6,892	—	6,892	—

EXPENSES:
Organizational costs	$144,294	$8,318	245,210	35,580
Banking and professional fees	92,816	—	116,018	—
Management fees	62,991	—	62,991	—
Directors' fees	33,750	—	67,500	—
Other expenses	20,999	—	33,637	—
Total expenses	354,850	8,318	525,356	35,580
Net investment loss	(347,958)	(8,318)	(518,464)	(35,580)

Net decrease in net assets resulting from operations	$(347,958)	$(8,318)	$(518,464)	$(35,580)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(3.48)	$(0.08)	$(5.18)	$(0.36)
Weighted average shares outstanding	100,000	100,000	100,000	100,000
* From February 1, 2023, date of incorporation, through June 30, 2023.

The Fund commenced investment operations on June 26, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2024	100,000	$100	$24,900	$—	$(444,304)	$(419,304)
Net decrease in net assets resulting from operations	—	—	—	—	(347,958)	(347,958)
Return of capital to shareholder	—	—	—	(148,467)	—	(148,467)
Contributions from shareholder	—	—	4,500,000	—	—	4,500,000
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271

Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(518,464)	(518,464)
Return of capital to shareholder	—	—	—	(148,467)	—	(148,467)
Contributions from shareholder	—	—	4,500,000	—	—	4,500,000
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2024

For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(518,464)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Origination of loans	(2,500,000)
Principal payments on loans, net of accretion	155,654
Acquisition of equity securities	(148,467)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(6,891)
Net increase in other assets	(6,524)
Net increase in due to Manager, accounts payable, other accrued liabilities and accrued management fees	565,630
Net cash used in operating activities	(2,459,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	4,500,000
Net cash provided by financing activities	4,500,000

Net increase in cash and cash equivalents	2,040,938

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$2,065,938

SUPPLEMENTAL DISCLOSURES:
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$148,467

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Other Technology
	Umbra Lab, Inc.		Senior Secured	13.5%		$2,500,000	$2,344,346	$2,344,346	1/1/2028
Other Technology Total		65.4%				$2,500,000	$2,344,346	$2,344,346

	Grand Total	65.4%				$2,500,000	$2,344,346	$2,344,346

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	56.9%	$2,040,938	$2,040,938
Total Cash Equivalents		56.9%	$2,040,938	$2,040,938

(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a hypothetical market and the estimates may include the use of significant unobservable inputs.

    As of June 30, 2024, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

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

The Fund will be dissolved on June 26, 2034 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund XI, LLC (the “Company”). Prior to commencing investment operations on June 26, 2024, the Fund issued 100,000 shares of common stock at $0.001 par value (the “Shares”) for $25,000 to the Company. This issuance of stock was a requirement to apply for a finance lender’s license from the California Department of Financial Protection and Innovation, which was obtained on February 13, 2024.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Form 10-12G/A filed on March 15, 2024 (the "Form 10").

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in two bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2024, the Fund held 2,040,938 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 5.24% and $25,000 in cash, which together represented 57.64% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, cash and cash equivalents consisted of $25,000 of cash held in one bank account with MUFG Bank.

Interest on Loans

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

Investment Valuation

    The Fund accounts for loans for which market quotations are not readily available at fair value as determined in good faith by the Manager, who has been appointed as the Fund's valuation designee, pursuant to Rule 2a-5 under the 1940 Act. Subject to the oversight of the Fund's Board, all valuations are determined under the direction of the Manager, in accordance with the valuation methods described below and Rule 2a-5.

As of June 30, 2024, the financial statements included nonmarketable investments of $2.3 million (or 52.8% of total assets), with the fair value determined by the Manager in the absence of readily determinable market values. As of December 31, 2023, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on hypothetical markets, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the hypothetical market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment, or, in the opinion of Management, either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status, all interest previously accrued but not collected is reversed for the quarter in which the loan was placed on non-accrual status. Any uncollected interest related to quarters prior to when the loan was placed on non-accrual status is added to the principal balance, and the aggregate balance of the principal and interest is evaluated in accordance with the policy for valuation of loans in determining Management’s best estimate of fair value. Interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.
If a borrower of a non-accrual loan resumes making regular payments and Management believes that such borrower has regained the ability to service the loan on a sustainable basis, the loan is reclassified back to accrual or performing status. Interest that would have been accrued during the time a loan was classified as non-accrual will be added back to the remaining payment schedule, causing a change in the effective interest rate.
As of June 30, 2024 and December 31, 2023, no loans were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on available information.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. A hypothetical increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of a hypothetical increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of a hypothetical increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Other Assets and Liabilities

As of June 30, 2024 and December 31, 2023, the fair values of other assets, due to Manager and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
Commitment Fees
Unearned income and commitment fees on loans are recognized using the effective-interest method over the term of the loan. Commitment fees are carried as liabilities when received for commitments upon which no draws have been made. When the first draw is made, the fee is treated as unearned income and is recognized as described above. If a draw is never made, the forfeited commitment fee less any applicable legal costs becomes recognized as other income after the commitment expires.

Organizational costs

Organizational costs are expensed as incurred. Organizational costs include expenses related to the formation of the Fund.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2024, the Fund held one investment in a loan to a company based within the United States within the Other Technology industry designation as shown in the Condensed Schedule of Investments. The loan is senior to unsecured creditors and other secured creditors. As of December 31, 2023, the Fund held no investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a hypothetical market and several factors related to each borrower.

Loan balances in the Condensed Schedule of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

For the three and six months ended June 30, 2024, there is not enough information available to provide meaningful information about the weighted-average interest rate of the loan balance as the Fund only commenced its investing activities on June 26, 2024.

Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the period.

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of the loan often approximates fair value.

Valuation Hierarchy

Under the FASB ASC Topic 820 (“Fair Value Measurement”), the Fund categorizes its fair value measurements according to a three-level hierarchy. The hierarchy prioritizes the inputs used by the Fund’s valuation techniques. A level is assigned to each fair value measurement based on the lowest level input that is significant to the fair value measurement in its entirety.

The three levels of the fair value hierarchy are defined as follows:

Level 1	Unadjusted quoted prices for identical assets or liabilities in active markets that are accessible at the measurement date.
Level 2	Prices or valuations based on observable inputs other than quoted prices in active markets for identical assets and liabilities.
Level 3	Prices or valuations that require inputs that are both significant to the fair value measurement and unobservable.

There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2024 and 2023.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

As of December 31, 2023, the Fund had not yet commenced investment operations and held no investments. Therefore, no comparative information related to fair value measurements is included in the disclosures that follow below.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Other Technology	$2,344,346	Hypothetical market analysis	Hypothetical market coupon rate	17%*	17%
Total Loan Investments	$2,344,346
(a) The weighted-average hypothetical market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within the industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of June 30, 2024 measured at fair value on a recurring basis:

As of June 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$2,344,346	$2,344,346
Cash equivalents	2,040,938	—	—	2,040,938
Total	$2,040,938	$—	$2,344,346	$4,385,284

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Loans	Warrants	Loans	Warrants
Beginning balance	$—	$—	$—	$—
Acquisitions and originations	2,500,000	148,467	2,500,000	148,467
Principal payments on loans, net of accretion	(155,654)	—	(155,654)	—
Distributions to shareholder	—	(148,467)	—	(148,467)
Ending balance	$2,344,346	$—	$2,344,346	$—

There we no changes in unrealized gains (losses) from the loan still held as of June 30, 2024.

There were no Level 3 liabilities as of June 30, 2024.

4.    EARNINGS (LOSS) PER SHARE

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

5.    CAPITAL STOCK

As of both June 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. As of June 30, 2024 and December 31, 2023, the Company has contributed $4,525,000 and $25,000, respectively, to the Fund. For the six months ended June 30, 2024, the Fund has distributed $148,467 of equity securities to the Company. There were no distributions made during the six months ended June 30, 2023.

6.    MANAGEMENT FEE AND RELATED PARTIES
Management Fee
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

For the period from June 25, 2024 (initial capital call due date) through June 30, 2024, Management Fee was calculated at 1.575% of the Company's committed capital. Management Fees of $62,991 were recognized as expenses for the three and six months ended June 30, 2024. There were no Management Fees for the period from February 1, 2023, date of incorporation, through December 31, 2023 as the Fund had not commenced investment operations.

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
Liabilities to the Manager

The liability due to Manager is comprised of prepaid expenses, organizational costs, directors' fees and other expenses paid by the Manager on behalf of the Fund. The Fund intends to reimburse the Manager shortly after the commencement of investment operations. As of June 30, 2024 and December 31, 2023, the total amount due to the Manager was $555,371 and $292,754, respectively.

Transactions with WTI Fund X, Inc. ("Fund X")

The Manager also serves as investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

7. TAX STATUS

The Fund had no taxable income for the six months ended June 30, 2024 and for the period from February 1, 2023, date of incorporation, through June 30, 2023. The Fund anticipates electing to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

8. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund. As the Fund began investment operations on June 26, 2024, the measurement period will also begin on this date, and is calculated through June 30, 2024.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment loss to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the period presented. Net investment loss is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended June 30, 2024 (a)

Total return (b)	(0.13)%

Per share amounts:
Net asset value, beginning of period (c)	(7.63)
Net investment loss	(0.05)
Net decrease in net assets resulting from operations	(0.05)
Return of capital to shareholder	(1.48)
Contributions from shareholder	45.00
Net asset value, end of period	35.84
Net assets, end of period	3,584,271

Ratios to average net assets:
Expenses (d)	22.79%
Net investment loss (d)	(9.21%)
Portfolio turn-over rate	—%

(a) From June 26, 2024, commencement of investment operations, through June 30, 2024.
(b) Total return amount presented above is not annualized.
(c) Purchase price per share of $0.25 (See Note 5) reduced by $7.88 per share of organizational costs and expenses incurred prior to commencement of investment operations.
(d) Annualized

9. SUBSEQUENT EVENTS

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and a lender, and with other lenders named therein, that established a secured revolving credit facility in an initial amount of up to $250.0 million.

The Fund evaluated whether there were any additional subsequent events that occurred that would require accrual or disclosure in the Quarterly Report on Form 10-Q as of the date of this Quarterly Report on Form 10-Q and determined that there were none.

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
The Fund will provide financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio will consist of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital will be generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. The Fund's Registration Statement on Form 10 became effective on April 1, 2024 and the Fund elected to be treated as a BDC on April 11, 2024. On June 25, 2024, the Company called and received its first capital and made its first capital contribution to the Fund on the following day. The Fund commenced its investment activities on June 26, 2024. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it will seek to achieve that objective by providing debt financing to portfolio companies, most of which will be private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and will generally distribute these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of our portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future unrealized losses and therefore reduce our net assets resulting from operations.

Transactions with WTI Fund X, Inc.

The Manager also serves as investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the Conditions with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a hypothetical market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the hypothetical market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the par value of the loan often approximates fair value.
The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

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

The Fund maintains close communications with its loan portfolio companies, both those already funded and those in the pipeline, to proactively assess and manage potential risks. In addition, Management maintains oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

Management also monitors the Fund’s access to capital resources through periodic and timely communication with the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from the Company’s members will be sufficient to satisfy its working capital needs and other liquidity requirements associated with its existing operations.

Results of Operations - For the Three and Six Months Ended June 30, 2024 and for the Three Months Ended June 30, 2023 and for the Period from February 1, 2023, Date of Incorporation, Through June 30, 2023
There is limited analysis on the operational results as the Fund only commenced investment operations in June 2024.
Analysis of Interest Income
Total investment income for both the three and six months ended June 30, 2024 was $6,892, which primarily consisted of interest on the venture loan outstanding. The remaining income consisted of dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
Warrants and equity securities received in connection with loan transactions are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

There was no investment income for the three months ended on June 30, 2023, and for the period from February 1, 2023, the date of incorporation, through June 30, 2023, as the Fund had not yet started its investment activities during that period.

Expenses

The following table shows the components of expenses for the three and six months ended June 30, 2024 and for the three months ended June 30, 2023 and for the period from February 1, 2023, date of incorporation, through June 30, 2023.

	For the Three Months Ended June 30, 2024	For the Three Months Ended June 30, 2023	Change ($)	For the Six Months Ended June 30, 2024	For the Period Ended June 30, 2023	Change ($)
Organizational costs	$144,294	$8,318	$135,976	$245,210	$35,580	$209,630
Banking and professional fees	92,816	—	92,816	116,018	—	116,018
Management Fees	62,991	—	62,991	62,991	—	62,991
Directors' fees	33,750	—	33,750	67,500	—	67,500
Other operating expenses	20,999	—	20,999	33,637	—	33,637
Total Expenses	$354,850	$8,318	$346,532	$525,356	$35,580	$489,776
Organizational costs increased by $135,976 and $209,630, respectively, for the three and six months ended June 30, 2024 compared to the comparative period in 2023. The rise in organizational costs is attributed to increased organizational activities preceding the commencement of investment operations in 2024. Organizational costs include legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Management fees were calculated at 1.575% of the Company's committed capital. There were no management fees in 2023 as the Fund had not yet started its investment activities during that period.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months and six months ended June 30, 2024 was $12,491.

Net Investment Loss

Net investment loss for the three months ended June 30, 2024 and 2023 was $347,958 and $8,318, respectively. Net investment loss for the six months ended June 30, 2024 and for the period from February 1, 2023, date of incorporation, through June 30, 2023 was $518,464 and $35,580, respectively.

Liquidity and Capital Resources – June 30, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of June 30, 2024 and December 31, 2023 was $4,525,000 and $25,000, respectively. As of June 30, 2024, the Company had subscriptions for capital in the amount of $321.6 million.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the six months ended June 30, 2024 were as follows:

For the Six Months Ended June 30, 2024
Net cash used in operating activities	$(2,459,062)
Net cash provided by financing activities	4,500,000
Net increase in cash and cash equivalents	$2,040,938

As of June 30, 2024, 57.64% of the Fund’s net assets consisted of cash and cash equivalents. The Fund had not yet commenced operations in 2023 so no comparative data is presented.

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

As the Fund ramps up its investment activities, the Fund is expected to have access to the Company's uncalled capital commitments and future loan receivable payments as liquidity sources. The Fund will regularly evaluate future potential liquidity resources and demands before making future commitments.

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

The Fund manages its market risk by maintaining a portfolio that is diverse by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

The Fund’s investments are subject to market risk based on several factors, including, but not limited to, the borrower’s credit history, available cash, support of the borrower’s underlying investors, available liquidity, “burn rate,” revenue income, security interest, secondary markets for collateral, the size of the loan, term of the loan and the ability to exit via initial public offering or merger and acquisition.

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates.

Because all of the Fund’s loans will impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio. However, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.
The Fund is not sensitive to changes in foreign currency exchange rates, commodity prices and other market rates or prices.

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	August 13, 2024		Date:	August 13, 2024