Form 10-Q
period 2024-09-30
WTI Fund XI, Inc.
filed 2024-11-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2024
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2024 and December 31, 2023

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2024 and 2023

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2024

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2024

Condensed Schedules of Investments (Unaudited)
As of September 30, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2024 AND DECEMBER 31, 2023

	September 30, 2024	December 31, 2023
ASSETS

Loans, at estimated fair value (cost of $14,144,135 and $0, respectively)	$14,144,135	$—
Cash and cash equivalents	11,290,185	25,000
Dividend and interest receivables	224,133	—
Deferred debt facility expenses	1,882,699	—
Other assets	53,506	18,956
Total assets	27,594,658	43,956

LIABILITIES
Borrowings under debt facility	15,000,000	—
Due to Manager	—	292,754
Accrued management fees	1,402,657	—
Accounts payable and other accrued liabilities	310,507	—
Total liabilities	16,713,164	292,754

NET ASSETS	$10,881,494	$(248,798)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$15,025,000	$25,000
Cumulative return of capital distributions	(1,900,166)	—
Total distributable losses	(2,243,340)	(273,798)
Net assets (equivalent to $108.81 and ($2.49) per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 10)	$10,881,494	$(248,798)

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$8,420,000	$—

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

	For the Three Months Ended September 30, 2024	For the Three Months Ended September 30, 2023	For the Nine Months Ended September 30, 2024	For the Period Ended September 30, 2023 *

INVESTMENT INCOME:
Interest on loans	$376,841	$—	$382,246	$—
Other income	78,793	—	80,279	—
Total investment income	455,634	—	462,525	—

EXPENSES:
Management fees	$1,402,657	$—	$1,465,648	$—
Interest expense	383,948	—	383,948	—
Banking and professional fees	36,192	—	152,211	—
Directors' fees	33,750	—	101,250	—
Organizational costs	2,065	200,124	247,275	235,703
Other operating expenses	48,100	—	81,735	—
Total expenses	1,906,712	200,124	2,432,067	235,703
Net investment loss	(1,451,078)	(200,124)	(1,969,542)	(235,703)

Net decrease in net assets resulting from operations	$(1,451,078)	$(200,124)	$(1,969,542)	$(235,703)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(14.51)	$(2.00)	$(19.70)	$(2.36)
Weighted average shares outstanding	100,000	100,000	100,000	100,000
* From February 1, 2023, date of incorporation, through September 30, 2023.

The Fund commenced investment operations on June 26, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271
Net decrease in net assets resulting from operations	—	—	—	—	(1,451,078)	(1,451,078)
Return of capital to shareholder	—	—	—	(1,751,699)	—	(1,751,699)
Contributions from shareholder	—	—	10,500,000	—	—	10,500,000
Balance at September 30, 2024	100,000	$100	$15,024,900	$(1,900,166)	$(2,243,340)	$10,881,494

Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(1,969,542)	(1,969,542)
Return of capital to shareholder	—	—	—	(1,900,166)	—	(1,900,166)
Contributions from shareholder	—	—	15,000,000	—	—	15,000,000
Balance at September 30, 2024	100,000	$100	$15,024,900	$(1,900,166)	$(2,243,340)	$10,881,494

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024

For the Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,969,542)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to borrowing facility	110,747
Origination of loans	(16,080,000)
Principal payments on loans, net of accretion	1,935,865
Acquisition of equity securities	(1,900,166)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(224,133)
Net increase in other assets	(34,550)
Net increase in due to Manager, accounts payable, other accrued liabilities and accrued management fees	1,420,410
Net cash used in operating activities	(16,741,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	15,000,000
Borrowings under debt facility	15,000,000
Payments of bank facility fees and costs	(1,993,446)
Net cash provided by financing activities	28,006,554

Net increase in cash and cash equivalents	11,265,185

CASH AND CASH EQUIVALENTS:
Beginning of period	25,000
End of period	$11,290,185

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$58,602
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,900,166

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Cost	Fair Value (d)	Final Maturity Date
Internet
	Realm Living, Inc.		Senior Secured	12.5%		$500,000	$464,056	$464,056	12/1/2027
Internet Total		4.3%				500,000	464,056	464,056

Other Technology
	Carbon Ridge, Inc.		Senior Secured	12.5%		$375,000	$329,050	$329,050	7/1/2028
	Creoate Limited ^		Senior Secured	12.8%		155,000	134,590	134,590	4/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	1,875,000	1,388,165	1,388,165	1/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,500,000	2,358,877	2,358,877	1/1/2028
Other Technology Total		38.7%				$4,905,000	$4,210,682	$4,210,682

Software
	AI Netomi, Inc.		Senior Secured	12.0%		$1,750,000	$1,552,437	$1,552,437	11/1/2027
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	1,901,874	1,901,874	8/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	2,500,000	2,500,000	9/1/2028
	Merlyn Mind, Inc. Subtotal					5,000,000	4,401,874	4,401,874
	Truepic Inc.		Senior Secured	12.3%		250,000	187,091	187,091	12/1/2027
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	680,431	680,431	3/1/2026
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,675,000	1,529,729	1,529,729	11/1/2027
Software Total		76.8%				$9,425,000	$8,351,562	$8,351,562

Technology Services
	Prima Holdings Limited ^		Senior Secured	13.0%	2.0%	$1,000,000	$895,660	$895,660	1/1/2028
Technology Services Total		8.2%				$1,000,000	$895,660	$895,660

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	$250,000	$222,175	$222,175	1/1/2028
Wireless Total		2.0%				$250,000	$222,175	$222,175

	Grand Total	130.0%				$16,080,000	$14,144,135	$14,144,135

	Ticker Symbol	Percent of Net Assets	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	101.9%	$11,090,185	$11,090,185
Total Cash Equivalents		101.9%	$11,090,185	$11,090,185
**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2024, 18.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

^ Entity is not domiciled in the United States and does not have its principal place of business in the United States.
(a) The percentage of net assets that each industry group represents is shown with the industry totals (the sum of the percentages does not equal 100% because the percentages are based on net assets as opposed to total loans).

(b) The interest rate is the designated annual interest rate exclusive of any original issue discount, fees or end of term payment.

(c) The end of term payments are contractually due on the maturity date and are in addition to the interest rate shown. End of term payments are generally the percentage of the final payment divided by the original loan amount and are amortized over the full term of the loan.

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Condensed Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

As of September 30, 2024, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Form 10-12G/A filed on March 15, 2024 (the "Form 10").

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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings, within 90 days or less. Cash and cash equivalents are held in four bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of September 30, 2024, the Fund held 11,090,185 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.82% and $200,000 in cash, which together represented 103.76% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, cash and cash equivalents consisted of $25,000 of cash held in one bank account with MUFG Bank.

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

As of September 30, 2024, the financial statements included nonmarketable investments of $14.1 million (or 51.3% of total assets), with the fair value determined by the Manager in the absence of readily determinable market values. As of December 31, 2023, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to lower a liability in an orderly transaction between market participants at the measurement date. Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or drastically curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.
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
As of September 30, 2024 and December 31, 2023, no loans were classified as non-accrual.

Warrants and Equity Securities

Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the related loan transactions and are measured at fair value at the time of acquisition. Warrants are valued based on a Black-Scholes option pricing model which considers, among several factors, the underlying stock value, expected term, volatility, and risk-free interest rate. It is anticipated that such securities will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition.
The underlying asset value is estimated based on available information.
Volatility, or the amount of uncertainty or risk about the size of the changes in the warrant price, is based on an index of publicly traded companies grouped by industry and which are similar in nature to the underlying portfolio companies issuing the warrant (“Industry Index”). The volatility assumption for each Industry Index is based on the average volatility for individual public companies within the portfolio company’s industry for a period of time approximating the expected life of the warrants. An increase in the volatility of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2024 and December 31, 2023, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.
The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of an increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Deferred debt facility expenses

Deferred debt facility expenses include costs incurred in conjunction with borrowings under the Fund’s debt facility. These costs are amortized over the term of the facility using the straight-line basis. The amortization of these costs is recorded as interest expense in the Condensed Statements of Operations.

Other Assets and Liabilities

As of September 30, 2024 and December 31, 2023, the fair values of other assets, due to Manager and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.
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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund is currently evaluating the impact of adopting this guidance with respect to the financial statements and disclosures.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedule of Investments. All loans are senior to unsecured creditors and other secured creditors. As of December 31, 2023, the Fund held no investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated exit value) based on a transaction that would occur in the most advantageous market and several factors related to each borrower.

Loan balances in the Condensed Schedule of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following table shows the weighted-average interest rate of the loans:

Performing Loans	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024*
Weighted-Average Interest Rate – Cash	13.22%	12.64%
Weighted Average Interest Rate – Non-Cash	4.39%	4.17%
Weighted-Average Interest Rate	17.61%	16.81%
* From June 26, 2024, commencement of investment operations, through September 30, 2024.

All loans held as of September 30, 2024 are classified as performing loans.

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

The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and loan as discussed in the Fund’s loan accounting policy. Such changes result in the fair value adjustments made to the individual loans, which in accordance with U.S. GAAP, would be based on the price that would be received to sell an asset or paid to settle a liability in an orderly transaction between market participants at the measurement date. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value.

All loans as of September 30, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2024, the Fund had unexpired unfunded commitments to borrowers of $8.4 million. Refer to Note 6 for additional information about the debt facility which was established in August 2024, therefore no comparative information is provided.

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

There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2024.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s borrowings under the debt facility are also classified as Level 2, because the carrying values of the borrowings are based on rates that are observable at commonly quoted intervals, which are Level 2 inputs, and that approximate fair values. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated exit values. As a result, the Fund's loan investments are classified as Level 3.

As of December 31, 2023, the Fund had not yet commenced investment operations and held no investments. Therefore, no comparative information related to fair value measurements is included in the disclosures that follow below.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$464,056	Most advantageous market analysis	Most advantageous market coupon rate	17% *	17%
Other Technology	4,210,682	Most advantageous market analysis	Most advantageous market coupon rate	17% - 30%	22%
Software	8,351,562	Most advantageous market analysis	Most advantageous market coupon rate	18% - 30%	19%
Technology Services	895,660	Most advantageous market analysis	Most advantageous market coupon rate	20%*	20%
Wireless	222,175	Most advantageous market analysis	Most advantageous market coupon rate	20% *	20%

Total Loan Investments	$14,144,135
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

The following table presents the balances of assets and liabilities as of September 30, 2024 measured at fair value on a recurring basis:

As of September 30, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$14,144,135	$14,144,135
Cash equivalents	11,090,185	—	—	11,090,185
Total	$11,090,185	$—	$14,144,135	$25,234,320

LIABILITIES:	Level 1	Level 2	Level 3	Total
Borrowings under debt facility	$—	$15,000,000	$—	$15,000,000
Total	$—	$15,000,000	$—	$15,000,000
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2024			For the Nine Months Ended September 30, 2024
	Loans	Warrants	Stocks	Loans	Warrants	Stocks
Beginning balance	$2,344,346	$—	$—	$—	$—	$—
Acquisitions and originations	13,580,000	1,276,114	475,585	16,080,000	1,424,581	475,585
Principal payments on loans, net of accretion	(1,780,211)	—	—	(1,935,865)	—	—
Distributions to shareholder	—	(1,276,114)	(475,585)	—	(1,424,581)	(475,585)
Ending balance	$14,144,135	$—	$—	$14,144,135	$—	$—

There we no changes in unrealized gains (losses) from the loans still held as of September 30, 2024.

There were no Level 3 liabilities as of September 30, 2024.

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

5.    CAPITAL STOCK

As of both September 30, 2024 and December 31, 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. As of September 30, 2024 and December 31, 2023, the Company has contributed $15,025,000 and $25,000, respectively, to the Fund. For the nine months ended September 30, 2024, the Fund has distributed $1,900,166 of equity securities to the Company. There were no distributions made during the nine months ended September 30, 2023.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. BDCs are generally required to have an asset coverage of at least 200% but are permitted to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such stockholder approval.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2024, the Fund’s asset coverage for borrowings was 172%.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250,000,000 with the option to request that borrowing availability be increased up to $500,000,000, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Loan, calculated at Term SOFR or Daily Compounded SOFR (each as defined below). The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments.

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). As of September 30, 2024, the Fund’s outstanding borrowings were entirely Term SOFR Loans. The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. As of September 30, 2024, $15,000,000 was outstanding under the facility.

As of September 30, 2024, the Term SOFR rates were as follows:

1 - month Term SOFR	4.8454%
3 - month Term SOFR	4.6037%
6 - month Term SOFR	4.2452%
30-day Average SOFR	5.1633%

Bank fees and other costs of $1,993,446 incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of September 30, 2024, the remaining unamortized fees and costs amounted to $1,882,699.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base. As of September 30, 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The following is the summary of the outstanding facility draws as of September 30, 2024:

Loan Type	September 30, 2024	Maturity Date	Applicable SOFR Margin Range	Weighted Average All-In Interest Rate(a)
Term SOFR Loan	$15,000,000	August 1, 2027	2.504% - 2.506%	7.355%
Total Outstanding	$15,000,000
(a)Inclusive of applicable SOFR margin plus 1 - month Term SOFR.

7.    MANAGEMENT FEE AND RELATED PARTIES
Management Fee
As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, June 25, 2024, receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%
There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

For the period from June 25, 2024 (initial capital call due date) through September 30, 2024, the Management Fee was calculated at 1.575% of the Company's committed capital. Management Fees of $1,402,657 and $1,465,648 were recognized as expenses for the three and nine months ended September 30, 2024, respectively. There were no Management Fees for the period from February 1, 2023, date of incorporation, through December 31, 2023, as the Fund had not commenced investment operations.

Related Parties
Certain officers and directors of the Fund also serve as officers and directors of the Manager. The Articles of Incorporation of the Fund provide for indemnification of directors, officers, employees and agents (including the Manager) of the Fund to the fullest extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The Articles of Incorporation of the Fund also contain a provision eliminating personal liability of a Fund director or officer to the Fund or its shareholder for monetary damages for certain breaches of their duty of care. For this reason, the Fund acquired a directors and officers insurance policy.

Liabilities to the Manager

The liability due to Manager is comprised of prepaid expenses, organizational costs, directors' fees and other expenses paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager shortly after the commencement of investment operations. As of September 30, 2024 and December 31, 2023, the total amount due to the Manager was $0 and $292,754, respectively.

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

8. TAX STATUS

The Fund had no taxable income for the nine months ended September 30, 2024 and for the period from February 1, 2023, date of incorporation, through September 30, 2023. The Fund anticipates electing to be treated as a regulated investment company ("RIC") under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $8.4 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of September 30, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	1,095,000	05/31/2025
Juvo Mobile, Inc.	Wireless	250,000	11/15/2024
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Truepic Inc.	Software	1,000,000	12/31/2024
Vesta Housing, Inc.	Software	1,250,000	05/31/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$8,420,000

There were no unfunded commitments as of December 31, 2023.

Contingencies

In the normal course of business, the Manager may enter into certain contracts, on behalf of the Fund, that contain a variety of indemnifications. The Fund’s maximum exposure under these arrangements is unknown as this would involve future claims that may be made that have not yet occurred. Currently, no such claims exist or are expected to arise and, accordingly, the Fund has not accrued any liability in connection with such indemnifications.

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund. As the Fund began investment operations on June 26, 2024, the measurement period will also begin on this date, and is calculated through September 30, 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2024	For the Period Ended September 30, 2024 (a)

Total return (b)	(13.60)%	(13.71%)

Per share amounts:
Net asset value, beginning of period	$35.84	$ (7.63) (c)
Net investment loss	(14.51)	(14.56)
Net decrease in net assets resulting from operations	(14.51)	(14.56)
Return of capital to shareholder	(17.52)	(19.00)
Contributions from shareholder	105.00	150.00
Net asset value, end of period	108.81	108.81
Net assets, end of period	10,881,494	$10,881,494

Ratios to average net assets:
Expenses (d)	60.39%	59.27%
Net investment loss (d)	(45.96%)	(45.03%)
Portfolio turn-over rate	—%	—%
Average debt outstanding	$11,750,000	$—

(a) From June 26, 2024, commencement of investment operations, through September 30, 2024.
(b) Total return amount presented above is not annualized.
(c) Purchase price per share of $0.25 (See Note 5) reduced by $7.88 per share of organizational costs and expenses incurred prior to commencement of investment operations.
(d) Annualized, except for organizational costs of $2,065 for both the three months ended September 30, 2024 and for the period from June 26, 2024 to September 30, 2024.

11. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, results of U.S. national and local elections, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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
The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. The Fund's Registration Statement on Form 10 became effective on April 1, 2024 and the Fund elected to be treated as a BDC on April 11, 2024. On June 25, 2024, the Company called and received its first capital and made its first capital contribution to the Fund on the following day. The Fund commenced its investment activities on June 26, 2024. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, an exit price. The exit price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the market coupon rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.
The actual value of the loans may differ from Management’s estimates, which would affect net change in net assets resulting from operations as well as assets.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential recession, the risk of continued escalation in the Middle East, the Ukraine War, the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the results of U.S. national and local elections and extreme weather patterns or natural disasters (such as the 2024 earthquake in Taiwan) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2024 and for the Three Months Ended September 30, 2024 and for the Period Ended from February 1, 2023, Date of Incorporation, Through September 30, 2023
There is limited analysis on the operational results as the Fund only commenced investment operations in June 2024.
Analysis of Interest Income
Total investment income for the three and nine months ended September 30, 2024 was $455,634 and $462,525, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of dividends on the temporary investment of cash.
Interest is calculated using the effective interest method, and rates earned by the Fund will fluctuate based on many factors including early payoffs, volatility of values ascribed to warrants and new loans funded during the year.
Warrants and equity securities received in connection with loan transactions are considered to be free standing contracts that are both legally detachable and separately exercisable from the related loan transactions and are measured at fair value at the time of acquisition; the non-cash portion of interest income represents the accretion of the discount of these warrants over the life of the loan.

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2024 and for the period from June 26, 2024, commencement of investment operations, through September 30, 2024.

	For the Three Months Ended September 30, 2024				For the Period Ended September 30, 2024*
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$8,558,506	$376,841	13.22%	4.39%	$8,558,506	$382,246	12.64%	4.17%
*From June 26, 2024, commencement of investment operations, through September 30, 2024.

There was no interest income for the three months ended on September 30, 2023, and for the period from February 1, 2023, the date of incorporation, through September 30, 2023, as the Fund had not yet started its investment activities during that period.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the three months ended September 30, 2024:

	For the Three Months Ended September 30, 2024
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$11,750,000	$383,948	13.07%*
*Annualized.

The Fund established a debt facility with MUFG Bank Ltd., on August 1, 2024 to support the investment and business operations of the Fund. Interest expense includes interest on the borrowings, commitment fee on the unused portion of the deb facility and amortization of deferred costs related to the debt facility.

Analysis of Operating Expenses

The following table shows the components of expenses for the three and nine months ended September 30, 2024 and for the three months ended September 30, 2023 and for the period from February 1, 2023, date of incorporation, through September 30, 2023.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2024	2023	Change ($)	2024	2023*	Change ($)
Management Fees	$1,402,657	$—	$1,402,657	$1,465,648	$—	$1,465,648
Banking and professional fees	36,192	—	36,192	152,211	—	152,211
Directors' fees	33,750	—	33,750	101,250	—	101,250
Organizational costs	2,065	200,124	(198,059)	247,275	235,703	11,572
Other operating expenses	48,100	—	48,100	81,735	—	81,735
Total Operating Expenses	$1,522,764	$200,124	$1,322,640	$2,048,119	$235,703	$1,812,416
*For the period from February 1, 2023, date of incorporation, through September 30, 2023.
Organizational costs decreased by $198,059 for the three months ended September 30, 2024 compared to the same period in 2023. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs increased by $11,572 for the nine months ended September 30, 2024 compared to the same period in 2023. The increase is attributed to increased organizational activities preceding the commencement of investment operations in 2024. Organizational costs include legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Management fees were calculated at 1.575% of the Company's committed capital. There were no management fees in 2023 as the Fund had not yet started its investment activities during that period.
Banking and professional fees, directors' fees and other operating expenses increased by a total of $118,042 and $335,196, respectively, for the three and the nine months ended September 30, 2024 compared to the comparative periods in 2023, during which the Fund had not yet commenced investment operations.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months and nine months ended September 30, 2024 were $108,890 and $121,381, respectively.

Net Investment Loss

Net investment loss for the three months ended September 30, 2024 and 2023 was $1,451,078 and $200,124, respectively. Net investment loss for the nine months ended September 30, 2024 and for the period from February 1, 2023, date of incorporation, through September 30, 2023 was $1,969,542 and $235,703, respectively.

Liquidity and Capital Resources – September 30, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of September 30, 2024 and December 31, 2023 was $15.0 million and $25,000, respectively. As of September 30, 2024, the Company had subscriptions for capital in the amount of $345.5 million, of which $27.7 million had been called and received. As of September 30, 2024, $317.9 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the nine months ended September 30, 2024 were as follows:

For the Nine Months Ended September 30, 2024
Net cash used in operating activities	$(16,741,369)
Net cash provided by financing activities	28,006,554
Net increase in cash and cash equivalents	$11,265,185

As of September 30, 2024, 103.76% of the Fund’s net assets consisted of cash and cash equivalents. The Fund had not yet commenced operations in 2023 so no comparative data is presented.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2024, $15.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $16.1 million for the nine months ended September 30, 2024. Net loan amounts outstanding after amortization increased by $14.1 million for the same period. Unexpired unfunded commitments totaled $8.4 million as of September 30, 2024.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2024	$16.1 million	$1.9 million	$14.1 million	$8.4 million

The unexpired unfunded commitments by portfolio company as of September 30, 2024 are detailed in Note 9 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management's experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Fund’s business activities contain various elements of risk, of which Management considers interest rate and credit risk to be the principal types of risks. Because the Fund considers the management of risk essential to conducting its business and to maintaining profitability, the Fund’s risk management procedures are designed to identify and analyze the Fund’s risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund will utilize various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2024, the outstanding debt balance was $15.0 million at a floating interest rate based on a Term SOFR Rate of 4.85%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(225,804)	$300,000	$74,196
(1.00)%	$(112,902)	$150,000	$37,098
(0.50)%	$(56,451)	$75,000	$18,549
0.50%	$56,451	$(75,000)	$(18,549)
1.00%	$112,902	$(150,000)	$(37,098)
2.00%	$225,804	$(300,000)	$(74,196)

Although Management believes that the foregoing analysis is indicative of the Fund’s sensitivity to interest rate changes, it does not take into consideration potential changes in the credit market, credit quality, size and composition of the assets in the portfolio. It also does not assume any new fundings to borrowers, repayments from borrowers or defaults on borrowings. Accordingly, no assurances can be given that actual results would not differ materially from the table above.

Because the Fund currently borrows, its net investment income is highly dependent upon the difference between the rate at which it borrows and the rate at which it invests the amounts borrowed. Accordingly, there can be no assurance that a significant change in market interest rates will not have a material adverse effect on the Fund’s investment activities and net investment income. The Fund’s exposure to movement in short-term interest rates stems from the Fund borrowing at a floating interest rate but then making loans with a fixed rate at the time the loans are extended.

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended September 30, 2024, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	November 13, 2024		Date:	November 13, 2024