Form 10-K
period 2024-12-31
WTI Fund XI, Inc.
filed 2025-03-17
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission File Number 000-56631

WTI FUND XI, INC.
(Exact name of registrant as specified in its charter)

Maryland	92-1737785
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

104 La Mesa Drive, Suite 102, Portola Valley, CA 94028
(Address of principal executive offices)
(Zip Code)

Registrant’s telephone number, including area code:  (650) 234-4300

Securities registered pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (i) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (ii) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]	Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [ ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). [ ]

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes [ ] No [X]

As the registrant’s shares are not publicly-traded, the aggregate market value of the voting stock held by non-affiliates of the registrant cannot be determined.

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 17, 2025, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 21, 2025	III

PART I.

ITEM 1.    BUSINESS

Introduction.
WTI Fund XI, Inc. (the “Fund”) was incorporated in Maryland on February 1, 2023 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”), whose ultimate parent is P10, Inc., a Delaware corporation. The Fund is a wholly-owned subsidiary of WTI Fund XI, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund primarily provides debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing investment operations on June 26, 2024, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in February 2023. The Fund expects to elect to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

The Fund’s shares of common stock, $0.001 par value (“Shares”) are held entirely by the Company. As capital is required to finance the acquisition of loans, additional capital is provided by the Company.

Investment Program.

General. The Fund’s primary investment strategy is to provide debt financing, in the form of secured loans, to carefully selected Venture-Backed Companies. In most cases, the Fund receives warrants to acquire equity securities in connection with its venture loans. The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund may invest up to 20% of the aggregate cost of all investments of the Fund, determined cumulatively over the life of the Fund, in Special Situation Financings. In some instances, the Fund’s Special Situation Financing investments may be in companies that have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without substantial equity investment from investors or participation of venture capital investors. The Fund does not intend to invest in any company to secure control of its securities primarily for the purpose of making a profit in the sale of the controlled company’s securities, and, for the avoidance of doubt, any such investment would not constitute a Special Situation Financing. The Fund may also invest up to 10% of the aggregate amount of all investments of the Fund (determined cumulatively over the life of the Fund) in direct equity investment opportunities such as convertible debt, secondary common stock purchases or other equity instruments issued by companies of diverse capitalization and creditworthiness, including, without limitation, early-stage private companies, public and later-stage private companies, and companies undergoing restructuring or recapitalization of their existing debt or equity financing (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). Such direct investments generally will be in equity securities of borrowers in the Fund’s portfolio, although equity securities of other companies could also be purchased. This aggregate investment strategy involves a high degree of risk, including: illiquidity of portfolio investments; risk of default by borrowers, many of whom have no or little operating profit or cash flow as of the commencement of a financing transaction; interest rate risk; litigation risk; the speculative nature of investments in warrants for stock or directly in stock; and the risks involved in investing in privately-held and emerging companies. The Fund will make available significant managerial assistance through its officers to certain companies whose securities are held in the Fund’s portfolio, as described herein under the caption “Regulation.”

The Fund intends to use a buy-and-hold strategy where debt investments are held to maturity. All securities are evaluated on a regular basis to determine whether there should be any change to this strategy. If debt investments are restructured, it may result in the extension of the original maturity date or other change in the instrument, including but not limited to, conversion of all or part of the instrument to equity. The Fund does not intend to purchase publicly-held securities; however, some publicly-held securities may be acquired through warrant exercises, mergers, acquisitions, and IPOs of the companies in which investments are made. Additionally, in some cases, publicly-traded securities may be issued in conjunction with loans made to public companies. When a company’s securities become publicly-traded, the Fund may hold these securities and sell them or may choose to distribute the securities directly to the Company. If held, publicly-traded securities are monitored on an ongoing basis, and a variety of factors regarding the issuing company (e.g., trend in stock price, underlying business fundamentals and potential for growth, information regarding the lock-up, etc.) are used to determine when to sell these securities.

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2024, the percentage of non-qualifying investments in the Fund was 19.4%.

BDCs cannot acquire any assets other than those Qualifying Assets described in subparagraphs (1) through (8) below unless, at the time of the acquisition, the assets described in subparagraphs (1) through (8) below represent at least 70% of the value of the BDC’s total assets. Below is a general summary of Qualifying Assets in which the Fund may invest.

1. Securities issued in transactions not involving a public offering from issuers that are Eligible Portfolio Companies (including affiliated persons or persons that have been affiliated persons within the preceding 13 months) or from any other person, subject to such rules and regulations as the SEC may prescribe;

2. Securities purchased in transactions not involving any public offering from an issuer, or from any person who is an officer or employee of the issuer, if the issuer is a U.S. company that is not an investment company, but the issuer is not an Eligible Portfolio Company because it has issued a class of margin securities that is eligible for margin loans, and at the time of purchase the BDC owns at least 50% of (i) the greatest number of equity securities (on a fully diluted basis) of the issuer and (ii) the greatest amount of such issuer’s debt securities held by the BDC at any point in time during the period when such issuer was an Eligible Portfolio Company, and, (iii) the BDC is one of the 20 largest holders of the issuer’s outstanding voting securities;

3. Securities of any Eligible Portfolio Company that is controlled by the BDC (either alone or as part of a group acting together) and the BDC exercises a controlling influence over the management or policies, and has an affiliated person who is a director of, the Eligible Portfolio Company;

4. Securities issued in transactions not involving a public offering from U.S. non-investment company issuers subject to bankruptcy, reorganization, insolvency or similar proceeding or otherwise unable to meet their obligations without assistance (purchase may be made from affiliated persons or persons that have been affiliated persons within the preceding 13 months or in limited circumstances other persons);

5. Securities of an Eligible Portfolio Company purchased from any person in transactions not involving a public offering when no public market for the securities exists and the BDC owned at least 60% of the outstanding equity (on a fully diluted basis) of the issuer immediately prior to the purchase;

6. Securities received in exchange for or distributed with respect to the foregoing securities (including securities obtained pursuant to the exercise of options, warrants or rights relating to such securities);

7. Cash, cash items, U.S. Government securities or high-quality debt securities maturing in one year or less from the time of investment; and

8. Office furniture and equipment, interests in real estate, deferred organization and operating expenses, and other non-investment assets necessary and appropriate to the BDC’s operations.

“Making available significant managerial assistance” is defined under the 1940 Act, in relevant part, as (i) an arrangement whereby the BDC, through its officers, directors, employees or general partners, offers to provide and, if accepted, does provide, significant guidance and counsel concerning the management, operations or business objectives of a portfolio company; or (ii) the exercise by a BDC of a controlling influence over the management or polices of the portfolio company by the BDC acting individually or as part of a group acting together which controls the portfolio company. The officers of the Fund offer to provide managerial assistance, including advice on equipment acquisition and financing, cash flow and expense management, general financing opportunities, acquisition opportunities and opportunities to access the public securities markets, to the great majority of companies to whom the Fund provides venture loans. In some instances, directors of the Fund might serve on the board of directors or as officers of borrowers.

Venture Loans. Venture loans generally are made pursuant to a negotiated loan agreement and are evidenced by promissory notes secured by specific equipment or other assets of the borrower financed with the proceeds of such loans or secured by a broader lien on substantially all of the borrower’s assets where the purpose of the loan is to provide growth or general working capital to the borrower. The loans are typically secured by a first-position lien on such assets. The Fund generally receives periodic payments (usually monthly) and may receive a final payment equal to a percentage of the original loan amount, payable at maturity of the loan (whether as stated or accelerated). The interest rate and amortization terms of venture loans and all other transaction terms are individually negotiated between the Fund and each borrower.

The documentation for venture loans includes representations, warranties, covenants and events of default intended to protect the Fund and which are customary for commercial transactions of this type and size. Typical material terms include restrictions on additional debt, covenants to maintain the loan collateral and keep it adequately insured and free of liens, prohibitions against sale or other disposition of the assets except under specified conditions, and acceleration provisions making the remaining outstanding amounts under the loan immediately due and payable and giving rise to a right to take possession of the collateral upon certain events of default, including failure to make required payments, insolvency, and failure to comply with covenants. There can be no assurance that the value of the collateral at the time of default will be at least equal to the outstanding amount due under the loan.

Typically, loans are structured as non-revolving commitments by the Fund to provide financing, in one or more advances over a specified period of availability, determined as part of the underwriting process. The commitments of the Fund to finance future asset acquisitions or growth capital needs is typically subject to the absence of any default under the loan and compliance by the borrower with requirements relating to, among other things, the type of assets to be acquired and, if applicable, the borrower’s achievement of performance-based milestones. Although the Fund’s commitments generally provide that the Fund is not required to continue to fund additional asset purchases or growth capital if there has been a material adverse change in the borrower’s financial condition, a borrower’s financial condition may not be as strong at the time a loan is funded as it was when the related commitments were made.

Warrants. The Fund generally acquires warrants to purchase equity securities of the borrower in connection with financings. It is anticipated that such warrants, generally, will be distributed by the Fund to the Company simultaneously with, or shortly following, their acquisition. The terms of the warrants, including the expiration date, exercise price, and terms of the equity security for which the warrant may be exercised, are negotiated individually with each borrower, and are likely to be affected by the price and terms of securities issued by the company to its venture capitalists and other holders in equity financings close in time to the Fund’s making of the loan commitment. Based upon the Manager’s past experience, it is anticipated that most warrants will have a contractual term of five to fifteen years, and will have an exercise price based upon the price at which the borrower most recently issued equity securities or, if a new equity offering is anticipated, the future price of such equity securities (and sometimes a “blended price”). In certain transactions, it is anticipated that warrants will be issued with an exercise price that is waived in connection with a liquidity event such as an initial public offering or acquisition. The equity securities for which the warrant will be exercised generally will be convertible preferred stock (of which there may be one or more classes) or common stock. Substantially all the warrants and underlying equity securities will be restricted securities under the Securities Act of 1933 (the “1933 Act”) at the time of issuance; the Fund generally negotiates registration rights with the borrower that may provide “piggyback” and S-3 registration rights, which permit the owner of the warrant under certain circumstances to include some or all of the securities that will be acquired upon exercise of the warrant in a registration statement filed by the borrower. The Fund generally will negotiate “net issuance” provisions in the warrants, which allow the owner of the warrant to exercise the warrant without payment of any cash, and thereby receive a net number of shares determined by the increase in the value of the issuer’s stock (at the time of exercise) above the exercise price stated in the warrant.

Equity Securities. The Fund may make direct investments in equity securities (including convertible notes) having an aggregate cost of up to 10% of the aggregate cost of all investments of the Fund determined cumulatively over the life of the Fund (provided, however, that any amounts paid by the Fund to acquire equity securities pursuant to the receipt or exercise of warrants or stock received in connection with the Fund’s venture loans shall not be taken into account in determining whether such 10% threshold has been met). For example, the Fund may invest equity in a follow-on round of financing to maintain or increase its ownership stake. In some cases, equity investments may be made in companies where the Fund does not have an existing loan. Additionally, the Fund anticipates selectively pursuing opportunistic equity purchases, which may take the form of primary or secondary stock purchases. The Manager expects that the equity securities generally will be convertible preferred stock, though it is possible the Fund would invest directly in common stock of Venture-Backed Companies or convertible notes which convert into common or preferred stock of Venture-Backed Companies. It is likely that, as in the case of warrants, direct equity investments, if made by the Fund, generally will be distributed to the Company simultaneously with, or shortly following, their acquisition. However, the Code and 1940 Act requirements could, in certain circumstances, compel the Fund to hold such securities for a longer period of time prior to their distribution to the Company.

Investment Policies. For purposes of the investment policies (other than the diversification standards below), references to the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of debt financings, to the total amount of financings that the Fund has committed to provide, and in the case of equity investments, to the cost basis of such equity investments; the Fund will not be required to divest securities in its portfolio or decline to fund an existing commitment because of a subsequent change in the value of securities the Fund has previously acquired or committed to purchase.

Diversification Standards. The Fund is classified as a “non-diversified,” closed-end investment company under the 1940 Act. However, the Fund seeks to continue to qualify as a RIC, and therefore must meet diversification standards under the Code.

To qualify as a RIC and obtain the special pass-through status available to RICs under the Code, the Fund must meet the issuer diversification standards under the Code that generally require that, at the close of each quarter of the Fund’s taxable year, (i) not more than 25% of the value of its total assets is invested in the securities of a single issuer, and (ii) at least 50% of the value of its total assets is represented by cash, cash items, government securities, securities of other RICs and other securities (counting each investment in such other securities only if the value of such securities does not exceed 5% of the value of the Fund’s total assets and the Fund does not own more than 10% of the outstanding voting securities of the issuer of such securities). For purposes of the diversification requirements under the Code, the percentage of the Fund’s total assets “invested” in securities of a company will be deemed to refer, in the case of financings in which the Fund commits to provide financing prior to funding the commitment, to the amount of the Fund’s total assets represented by the value of the securities issued by the borrower to the Fund at the time each portion of the commitment is funded.

If the Fund meets the initial requirements of a RIC, the Fund shall not lose its status as a RIC because of a discrepancy during a subsequent quarter between the value of its various investments unless the discrepancy exists immediately after the acquisition of any security and is wholly or partly the result of such acquisition. This is called the “fluctuation in value” exception. This exception also applies if distributions of cash cause the RIC to be out of compliance with either the 25% or 5%/50% tests.

Investment Guidelines. In selecting investments for the Fund’s portfolio, the Manager will endeavor to meet the investment guidelines established and approved by the Fund’s Board of Directors. The Fund may, however, make investments that do not conform to one or more of these guidelines when deemed appropriate by the Manager. Such investments might be made if the Manager believes that a failure to conform in one area is offset by exceptional strength in another or is compensated for by a higher yield, favorable warrant issuance or other attractive transaction terms or features.

Industry Segment Diversification. The Fund generally seeks to invest no more than 30% of its total assets in securities of companies in any single industry. Diversification is carefully considered at the inception of each loan, but percentages may vary from the guideline at any particular point in time. The broad industry categories in which the Fund anticipates that most of its investments will fall (and within each of which there may be several “industries” for purposes of the industry diversification policy) include computers and storage, semiconductor and equipment, internet, medical devices, software, and several other categories.

Stage of Development Guidelines. The Manager seeks to diversify the Fund’s portfolio based on the development stage of the companies in which it invests. Generally, Venture-Backed Companies fall into several lifecycle stages, including the following:

•Early or seed stage companies represent the initial stages of a start-up company’s development. These companies have raised varying amounts of equity capital to prove a concept and qualify for larger sums of start-up capital. Their activities generally are limited to product development, scientific and market research, recruiting a management team and proving early business traction. These companies generally have investor syndicates that include early stage investors such as high net worth angel investors, venture capitalists, incubators, and crowd funding platforms.
•Emerging growth stage companies have a proven early product/market fit and have initiated or are about to initiate full-scale operations and sales but may not be showing a profit.
•Mezzanine stage companies are approaching or have attained break-even or profitability and are continuing to expand.

The Manager refers to its investments in seed and start-up companies as “Early Stage” and investments in emerging growth companies and mezzanine companies as “Expansion Stage.” The Manager seeks to diversify its investments across stages. The classification of companies by stages of development involves a subjective judgment by the Manager, and it is possible that other investors or market analysts would classify the same companies differently than the classifications used by the Fund.

Quality Guidelines. The Manager seeks to invest the majority of the Fund’s aggregate investments (determined cumulatively over the life of the Fund) in investments that meet many of the following guidelines:

Company Guidelines.

•The company has a minimum capitalization of at least $1.0 million.
•The company has at least six months’ worth of available cash to fund its operations or indications from its equity investors that they will make investments necessary to provide such cash.
•The company’s equity investors have indicated a current intention to make additional equity financing available to the company, or the company has a forecasted positive cash flow.
•The company’s business plan contemplates sales of at least $25.0 million within five years.
•The company has previously closed equity financing or will close equity financing prior to the funding of the loan.

Transaction Guidelines for Loans.

•The term of the loan does not exceed 60 months and does not extend beyond December 31, 2033.
•Debt service requirements of the loan are, in the opinion of the Manager, not likely to become an impediment to the company raising additional capital.
•The loan is secured by all or substantially all of the borrower’s assets.

Equity Venture Capital Support Guidelines.

•The company’s equity investors have (i) in the opinion of the Manager, significant venture capital and/or industry experience, and (ii) follow-on capital to support the company.

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2024, Special Situation Financings accounted for 35.1% of total commitments. Special Situation Financings currently account for a larger percentage of total commitments due to the early phase of the Fund and are expected to reduce over the life of the Fund.

International Investments. As a BDC, the Fund may invest in companies which are not Qualifying Assets, as long as at the time of such investment, at least 70% of the value of the Fund’s total assets are invested in Qualifying Assets. An Eligible Portfolio Company must be organized under the laws of, and have its principal place of business in, the United States. Therefore, the Fund could invest up to 30% of its total assets in foreign-based companies. If reasonably practicable, investments in foreign-based companies would be secured by foreign-based assets in addition to being secured by any assets located in the United States.

Leverage. The Fund has borrowed money and intends to continue borrowing money from, and could enter into additional secured contracts, which instruments are considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. The borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In September 2023, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.

Temporary Investments. Pending investment, and until distributions to its shareholder are made, the Fund will invest excess cash in: (i) time deposits, certificates of deposit and similar instruments of highly-rated banks; (ii) securities issued or guaranteed by the U.S. government, its agencies or instrumentalities; (iii) repurchase agreements that are: (a) issued by highly-rated banks or securities dealers and (b) fully collateralized by U.S. government securities; (iv) short-term high-quality debt instruments of U.S. corporations; and (v) money market funds and other pooled investment funds whose investments are restricted to those described above. The average maturity of such investments, weighted by their par value, will not exceed 90 days.

Other Investment Policies. The Fund will not sell securities short (except to the extent the Fund has a warrant for, or owns, shares equal to the number of shares which is the subject of the proposed short sale), purchase securities on margin (except to the extent the Fund’s permitted borrowings are deemed to constitute margin purchases), purchase or sell commodities or commodity contracts (except interest rate hedging transactions in connection with the Fund’s permitted borrowings), or purchase or sell real estate. The Fund may, however, write puts and calls, and acquire options, as a hedge for equity investments or to increase return through a covered call. The Fund will not underwrite the securities of other companies, except to the extent it may be deemed an underwriter upon the disposition of restricted securities acquired in the ordinary course of its business. The Fund may, however, use borrowed funds for its lending activities. See the discussion herein under the caption “Risk Factors - General - Leverage.”

The Fund’s investment objectives, investment policies and investment guidelines (other than its intended status as a BDC) are not fundamental policies and may be changed by the Fund’s Board of Directors at any time.

Regulation. As a BDC, the Fund is required to invest in Eligible Portfolio Companies and (with certain exceptions) make available to them significant managerial assistance. Eligible Portfolio Companies, and the regulations governing assets a BDC can acquire, are described under the heading “Investment Program” above.

The Fund, as a BDC, may sell its securities at a price that is below its net asset value per share, provided that a majority of the Fund’s directors, who are not interested persons of the Fund within the meaning of Section 2(a)(19) of the 1940 Act (“disinterested directors”), has determined that such sale would be in the best interests of the Fund and its shareholder and upon the approval by the holders of a majority of its outstanding voting securities, including a majority of the voting securities held by non-affiliated persons, of such policy or practice within one year of such sale. A majority of the disinterested directors also must determine in good faith, in consultation with the underwriters of the offering if the offering is underwritten, that the price of the securities being sold is not less than a price which closely approximates market value of the securities, less any distribution discounts or commissions. As defined in the 1940 Act, the term “majority of the outstanding voting securities” of the Fund means the vote of (i) 67% or more of the Fund’s Shares present at a meeting, if the holders of more than 50% of the outstanding Shares are present or represented by proxy, or (ii) more than 50% of the Fund’s outstanding Shares, whichever is less.

Many of the transactions involving a company and its affiliates (as well as affiliates of those affiliates) which were prohibited without the prior approval of the SEC under the 1940 Act prior to its amendment by the 1980 provisions are permissible for BDCs, including the Fund, upon the prior approval of a majority of the Fund’s disinterested directors and a majority of the directors having no financial interest in the transactions. However, certain transactions involving certain persons related to the Fund, including its directors, officers, and the Manager, may still require the prior approval of the SEC. In general, (i) any person who owns, controls, or holds power to vote, more than 5% of the Fund’s outstanding Shares; (ii) any director, executive officer, or general partner of that person; and (iii) any person who directly or indirectly controls, is controlled by, or is under common control with, that person, must obtain the prior approval of a majority of the Fund’s disinterested directors, and, in some situations, the prior approval of the SEC, before engaging in certain transactions involving the person or any company controlled by the Fund. The 1940 Act generally does not restrict transactions between the Fund and its eligible portfolio companies. While a BDC may change the nature of its business so as to cease being a BDC (and in connection therewith withdraw its election to be treated as a BDC) only if authorized to do so by a majority vote (as defined by the 1940 Act) of its outstanding voting securities, shareholder approval of changes in other fundamental investment policies of a BDC is not required (in contrast to the general 1940 Act requirement, which requires shareholder approval for a change in any fundamental investment policy).

Dividends and Distributions. The Fund intends to distribute to its shareholder all equity securities received from portfolio companies simultaneously, or shortly following, their acquisition and substantially all of its net investment income and net realized capital gains, if any, as determined for income tax purposes, less appropriate reserves. Applicable law, including provisions of the 1940 Act, may limit the amount of dividends and other distributions payable by the Fund. Income dividends will generally be paid quarterly to shareholders of record on the last day of each preceding calendar quarter end. Substantially all of the Fund’s net capital gain (the excess of net long-term capital gain over net short-term capital loss) and net short-term capital gain, if any, will be distributed annually, or on a more frequent basis as determined by the Manager.

Until June 30, 2028, the Fund may make loan commitments to reinvest the proceeds of matured, repaid or resold investments, net of required distributions to its shareholder, principal payments on borrowings and expenses or other obligations of the Fund, in new loans. The Manager shall be permitted to extend the commitment period by up to two (2) additional calendar quarters in its sole and absolute discretion. Following the end of the commitment period, the Fund will begin to distribute to investors all proceeds received from principal payments and sales of investments, net of reserves and expenses, principal repayments on the Fund’s borrowings, amounts required to fund financing commitments entered into before such date, and any amounts paid on exercise of warrants. Distributions of such amounts are likely to cause annual distributions to exceed the earnings and profits of the Fund available for distribution, in which case such excess will be considered a tax-free return of capital to a shareholder to the extent of the shareholder’s adjusted basis in its shares and then as capital gain. The Fund may borrow money to fund shareholder distributions, to the extent consistent with the 1940 Act and a prudent capital structure.

Competition. Other entities and individuals compete for investments similar to those proposed to be made by the Fund, some of whom may have greater resources than the Fund. Furthermore, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs might restrict the Fund’s flexibility as compared with its competitors.  The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers more attractive transaction terms than otherwise might be the case.

Segment Information. The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's chief operation decision maker (“CODM”), evaluate financial performance and allocate resources.

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	60	Chairman of the Fund since 2023. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors from 2011 to 2015 and served in various other positions with Westech Investment Advisors since 2001. Mr. Werdegar has served as a Director of the Fund since 2023. Mr. Werdegar is a member of the board of directors and Chairman of Venture Lending & Leasing IX, Inc. (“Fund IX”) and Chairman of WTI Fund X, Inc. (“Fund X”).

David R. Wanek, President and Chief Executive Officer and Director	52
Chief Executive Officer of the Fund since 2023. Mr. Wanek has held the position of President of the Fund since 2023. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors since 2022 and held other positions with Westech Investment Advisors since 2001. Mr. Wanek is the President and CEO of Fund IX and Fund X. Mr. Wanek is also a member of the board of directors of Fund X.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	47	Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2023. Mr. Thear has held the same positions with Westech Investment Advisors since 2021. Prior to joining Westech Investment Advisors, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund IX and Fund X.

Rodolfo Ruano, Vice President and Assistant Secretary	57	Vice President and Assistant Secretary for the Fund since 2023. Mr. Ruano has held the position of Vice President of Westech Investment Advisors since 2021, and has been an Investment Partner for Westech Investment Advisors since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund IX and Fund X.

Employees. The Fund has no employees; all of its officers are officers and/or employees of the Manager, and all of its required services are performed by officers and employees of the Manager.

Available Information. The Fund’s office is located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028, and its phone number is (650) 234-4300. The Manager maintains a website at https://westerntech.com/.

The SEC maintains a website, www.sec.gov, that contains reports, proxies and information statements filed by the Fund.

ITEM 1A.      RISK FACTORS

GENERAL
Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, the departure of key personnel or of a significant number of the investment professionals of the Manager could have a material adverse effect on the Fund's ability to achieve its investment objective. There can be no assurance that any investment professional will remain associated with the Manager or that, if any investment professional ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.

Illiquid and Long-Term Investment. On the last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments as well as investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2033, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2033, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

Although shares of the Fund have been registered under the Securities Exchange Act of 1934 (the “Exchange Act”), there will be no trading market for shares in the Fund (which are all owned by the Company), and thus shares of the Fund should be considered illiquid.
Competition. Other entities and individuals compete for investments similar to those made by the Fund, some of whom, with respect to investments in the form of loans, and many of whom, with respect to the equity investments and convertible and subordinated debt, have greater resources than the Fund. Furthermore, competition could increase given the low barriers to entry in the industry. Additionally, the Fund’s need to comply with provisions of the 1940 Act pertaining to BDCs and provisions of the Code pertaining to RICs, might restrict the Fund’s flexibility as compared with its competitors. The need to compete for investment opportunities may make it necessary for the Fund to offer borrowers or companies in which it makes equity investments more attractive terms than otherwise might be the case. If the Fund encounters increased competition from other entities or individuals or is hindered by the provisions of the regulations governing BDCs or RICs, the Fund may not fund new investments, which would impact the operations of the Fund.

Convertible Debt. Convertible debt instruments issued by public and late-stage private companies may comprise some of the Special Situation Financings in which the Fund may invest. Convertible debt generally offers lower interest yields than non-convertible debt of similar quality. The market value of debt tends to decline as interest rates increase and, conversely, to increase as interest rates decline. The market value of convertible debt, however, often reflects the market price of common stock of the issuing company when that stock price is greater than the conversion price of the convertible debt. The conversion price is the predetermined price at which the debt instrument could be exchanged for the associated stock. As the market price of the underlying common stock declines, the price of the convertible debt tends to be influenced more by the yield of the debt instrument. Thus, it may not decline in price to the same extent as the underlying common stock.

Subordinated Debt. Some of the Special Situation Financings in which the Fund may invest may consist of subordinated debt instruments, which tend to be predominantly high-yield non-convertible debt securities. Investments in high-yield securities involve substantial risk of loss. Sub-investment grade non-convertible debt securities, or comparable unrated securities, are commonly referred to as “junk debt” and are considered speculative with respect to the issuer’s ability to pay interest and principal and are susceptible to default or decline in market value due to adverse economic or business developments. The market values for high-yield securities tend to be very volatile, and these securities are less liquid than investment grade debt securities.

Leverage. The Fund currently borrows money and intends to continue borrowing and could enter into additional secured contracts, which instruments may be considered debt securities, with banks, insurance companies, and other lenders to obtain additional funds to originate loans (and possibly Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. Any borrowings of the Fund will be subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” Under the 1940 Act, the Fund may not incur borrowings unless, immediately after the borrowing is incurred, such borrowings would have “Asset Coverage” of at least 200%, generally, and of at least 150% if certain conditions are met. “Asset Coverage” means the ratio which the value of the Fund’s total assets, less all liabilities not represented by (i) the borrowings and (ii) any other liabilities constituting “senior securities” under the 1940 Act, bears to the aggregate amount of such borrowings and senior securities. The practical effect of this limitation is to limit the Fund’s borrowings and other senior securities to 66.6% of its total assets less its liabilities other than the borrowings and other senior securities, assuming Asset Coverage of 150%. The 1940 Act also requires that, if the Fund borrows money, provisions be made to prohibit the declaration of any dividend or other distribution on the shares (other than a dividend payable in shares), or the repurchase by the Fund of shares, if, after payment of such dividend or repurchase of shares, the Asset Coverage of such borrowings would be below 200% (or 150%, as applicable). On September 28, 2023, the Fund’s sole shareholder approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%. If the Fund is unable to pay dividends or distributions in the amounts required under the Code, it might not be able to qualify for the pass-through status as a RIC or, if qualified, to continue to so qualify.

The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2024 was $21.0 million.

The use of leverage increases investment risk. The Fund’s use of leverage is premised upon the expectation that the Fund’s all-in borrowing costs would be lower than the return the Fund achieves on its investments. To the extent the income or capital gains derived from investments purchased with borrowed funds exceeds the cost of borrowing, the Fund’s overall return will be greater than if leverage had not been used. Conversely, if the income or capital gain from the investments purchased with borrowed funds is not sufficient to cover the cost of borrowing, or if the Fund incurs capital losses, the return to the Fund will be less than if leverage had not been used, and therefore the amount available for distribution will be reduced or potentially eliminated.

Lenders have required that the Fund pledge all assets as collateral for borrowings and that the Company pledge the rights to the Company’s capital commitments and provide guarantees or other credit enhancements. Borrowings by the Fund will be collateralized by either (i) the personal property and other assets of the Fund (“Portfolio Secured Borrowings”) or (ii) up to the sum of the unfunded capital commitments of the Company’s members, the rights of the Manager to such capital commitments (“Subscription Secured Borrowings”).
Lenders required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.
BDC Regulation. The Fund has elected to be treated as a BDC under the Small Business Incentive Act of 1980, which modified the 1940 Act. Although BDCs are not required to register under the 1940 Act and are relieved from compliance with a number of the provisions of the 1940 Act, there are now greater restrictions in some respects on permitted types of investments for BDCs. Moreover, the applicable provisions of the 1940 Act continue to impose numerous restrictions on the activities of the Fund, including restrictions on leverage and on the nature of its investments. While the Fund is not aware of any judicial rulings under, and is aware of only a few administrative interpretations of, the Small Business Incentive Act of 1980, there can be no assurance that such Act will be interpreted or administratively implemented in a manner consistent with the Fund’s objectives or manner of operation.

Changes in Laws or Regulations. The Fund and its portfolio companies are subject to regulation by laws and regulations at the local, state, federal and, in some cases, foreign levels. These laws and regulations, as well as their interpretation, may be changed from time to time, and new laws and regulations may be enacted. Accordingly, any change in these laws or regulations, changes in their interpretation, or enacted laws or regulations could require changes to certain business practices of the Fund or its portfolio companies, negatively impact the operations, cash flows or financial condition of the Fund or its portfolio companies, impose additional costs on the Fund or its portfolio companies or otherwise adversely affect the Fund’s business or the business of its portfolio companies. Over the past several years, there also has been increasing regulatory attention to the extension of credit outside of the traditional banking sector, raising the possibility that some portion of the non-bank financial sector may be subject to new regulation. While it cannot be known at this time whether any regulation will be implemented or what form it will take, increased regulation of non-bank lending could be materially adverse to the Fund’s business, financial conditions and results of operations.

Regulators are also increasing scrutiny and considering regulation of the use of artificial intelligence technologies. The Fund cannot predict what, if any, actions may be taken with respect to such technologies or the impact such actions may have on portfolio companies or the Fund’s business and results of operations.

Litigation.  The Fund could be subject to litigation by borrowers, based on theories of breach of contract to lend, “lender liability,” or otherwise in connection with its loan and investment transactions. The defense of such a lawsuit, even if ultimately determined to be without merit, could be costly and time-consuming to the Fund. The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operation. Management is not aware of any pending material legal proceedings involving the Fund.

Tax Status. The Fund must meet a number of requirements, including those described herein under the caption “Diversification Standards” and in Note 8 to the financial statements included in this filing, to qualify for the pass-through status as a RIC and, if qualified, to continue to so qualify. For example, the Fund must meet specified asset diversification standards under the Code which might prove difficult if certain borrowers with larger commitments drew on their committed financing at a rate faster than other borrowers to whom smaller commitments were made, particularly during the early periods of the Fund's operations. If the Fund experiences difficulty in meeting the diversification requirement for any fiscal quarter of its taxable year, it might accelerate capital calls or, if available, borrowings in order to increase the portion of the Fund’s total assets represented by cash, cash items, and U.S. government securities as of the close of the following fiscal quarter and thus attempt to meet the diversification requirement. The Fund, however, would incur additional interest and other expenses in connection with any such accelerated borrowings, and increased investments by the Fund in cash, cash items, and U.S. government securities (whether the funds to make such investments are derived from called equity capital or from accelerated borrowings) are likely to reduce the Fund’s return. Furthermore, there can be no assurance that the Fund would be able to meet the diversification requirements through such actions. Failure to qualify as a RIC would deny the Fund pass-through status and, in a year in which the Fund has taxable income, would have a significant adverse effect on the return of the Fund. Tax laws are dynamic and tax laws either in the U.S. or in foreign jurisdictions could change causing a different than expected outcome.

The Fund has received an opinion that, assuming the Fund’s election to be a BDC under Sections 6(f) and 54 of the 1940 Act is valid and remains in effect and that the Fund otherwise meets the qualification requirements set forth in Section 851(b) and the distribution requirements in Section 852(a) of the Code, if the Fund’s status as a RIC is challenged by the Internal Revenue Service (the “IRS”) in court and properly litigated, a court of competent jurisdiction will respect that status for federal income tax purposes. If the SEC were to disallow the Fund’s election to be treated as a BDC, then the Fund would not be eligible to be treated as a RIC and, therefore, would be subject to federal corporate tax on its income and gains. The opinion referred to above is based on the Code, regulations thereunder, IRS rulings, procedures and pronouncements, court decisions and other applicable law as of the date hereof, and certain representations that the Fund has made to its legal counsel. Legal opinions, however, are not binding on the IRS or the courts, and no ruling has been or will be requested from the IRS. No assurance can be given that the IRS will concur with such opinion.

Allocation of Expenses. If the Fund is not deemed to be engaged in a trade or business, individuals and certain other persons who are members of the Company will be required to include in their gross income an amount of certain Fund expenses relating to the production of gross income that are allocable to the Company. These members, therefore, will be deemed to receive gross income from the Fund in excess of the distributions they actually receive. For the years 2023 through 2025, such allocated expenses are not deductible by an individual member as a miscellaneous itemized deduction. For the tax years 2026 and beyond, the provision will expire and the expenses would be deductible under the pre-2018 law as currently written.

Calculation of Management Fee. As compensation for its services to the Fund, the Manager will receive an investment management fee from the Fund (the “Management Fee”), commencing when capital is first called from the members of the Company. The aggregate annual amount of Management Fee for each annual period (which will be comprised of four whole fiscal quarters and which, in the case of the first year, will commence on the first day of the first fiscal quarter commencing on or following the first capital commitment) will be calculated as a percentage of committed capital, as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.

The calculation of the Management Fee could result in fees being disproportionately large relative to the value of the Fund’s portfolio if the total assets of the Fund are low compared to the committed capital. This could occur, for example, if the Fund does not originate as many loans as anticipated, or if the loans in the Fund’s portfolio are repaid at a rapid rate during such period.

Risks Related to Cybersecurity. Increased reliance on technology by the Fund and its service providers and portfolio companies has increased the risks posed to their respective information systems. The Fund and its service providers and portfolio companies are susceptible to operational and information security risks that include, among other things: human error and negligence; theft; the unauthorized monitoring, release, misuse, loss, destruction or corruption of confidential and highly restricted data; denial of service attacks; unauthorized access to relevant systems; compromises to networks or devices that the Fund and its service providers use to service the Fund’s operations; and operational disruption or failures of physical infrastructure or operating systems. The rapid evolution and increasing prevalence of artificial intelligence technologies may also increase the cybersecurity risk of the Fund and its service providers and portfolio companies.

Cyber-attacks against or security breakdowns of the Fund or its service providers or portfolio companies may adversely impact the Fund and its shareholders, potentially resulting in, among other things: financial losses; the inability of Fund shareholders to transact business and the Fund to process transactions; exposure of personal information belonging to the Fund and its shareholders and violations of applicable privacy and other laws; regulatory fines, penalties, reputational damage, reimbursement or other compensation costs; and/or additional compliance costs. The Fund may incur additional costs for cybersecurity risk management and remediation purposes. In addition, cybersecurity and privacy risks may also impact the Fund’s transactional counterparties, governmental and other regulatory authorities, exchange and other financial market operators, banks, brokers, dealers, insurance companies and other financial institutions, which could cause the Fund to suffer losses.

In general, cybersecurity attacks and breaches include, but are not limited to, efforts by bad actors to gain unauthorized access to systems, networks, devices or other digital systems (e.g., through “hacking” or malicious software coding) for purposes of misappropriating assets or sensitive information, corrupting data or causing operational disruption. Cyber-attacks also may be carried out in a manner that does not require gaining unauthorized access, such as causing denial-of-service attacks on websites (i.e., efforts to make services unavailable to intended users) or using a phishing scheme to impersonate an executive or vendor to cause an unauthorized transfer of funds. There can be no assurance that the Fund or its service providers or portfolio companies will not suffer losses relating to cyber-attacks or other information security breaches in the future.

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or otherwise prevent cyber losses.

In addition, federal, state and foreign governments and agencies have adopted and could in the future adopt regulations covering issues such as user privacy. For example, in May 2024, the SEC adopted amendments to Regulation S-P, which, beginning in December 2025, will require investment companies and SEC-registered investment advisers to adopt written policies and procedures for incident response programs to address unauthorized access to, or use of, customer information, including providing notice to certain individuals affected by any such incident. If the Fund’s and/or its services providers’ or portfolio companies’ privacy or data security measures fail to comply with current or future laws and regulations, they may be subject to additional litigation, regulatory investigations or other liabilities that could result in financial loss, litigation, regulatory investigations and penalties, and other liabilities that could damage their reputation and adversely impact the Fund’s and/or its service providers’ or portfolio companies’ performance and financial condition.

Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. Climate change related legislation, regulation, and accords, both domestic and international, intended to control the impact of climate change may produce direct or indirect adverse consequences to the Fund’s investments, significantly affecting their value. Climate related business trends, such as the process of transitioning to a lower carbon economy, could also adversely affect the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.

Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2024, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.

Accounting and Disclosure Standards. Accounting, auditing, financial, and other reporting standards, practices, and disclosure requirements in countries in which the Fund may invest are not necessarily equivalent to those required under United States Generally Accepted Accounting Principles (“U.S. GAAP”). Accordingly, less information may be available to investors.

Credit Risks. Most of the companies with which the Fund will enter into financing transactions will not have achieved profitability, may experience substantial fluctuations in their operating results or, in many cases, will not have significant operating revenues. The ability of any borrower to meet its obligations to the Fund, therefore, will depend to a significant extent on the willingness of such borrower’s venture capital equity investors or outside investors to provide additional equity financing, which in turn will depend on the borrower’s success in meeting its business plan, the market climate for venture capital investments generally, among other factors. Additionally, these Companies typically retain their cash for operations within one or more bank accounts. These accounts may hold cash in excess of the Federal Deposit Insurance Corporation’s (“FDIC”) limit of $250,000. As a result, they are subject to concentration risk and liquidity risk associated with the underlying custodial banks with whom their deposits of cash and cash equivalents in excess of the FDIC limits are held. If access to these accounts is delayed or suspended indefinitely, it could have a material adverse impact on the company’s ability to meet its financial obligations required for operations. This could affect the Fund’s ability to be paid back on its outstanding commitments and result in a reduction to capital available to borrow within the Fund's underlying credit facilities. The companies to which the Fund will provide financing will frequently be engaged in the development of new products or technologies, and the success of these efforts, or the ability of the companies to successfully manufacture or market products or technologies developed, cannot be assured. These companies frequently face intense competition, including competition from companies with greater resources, and may face risks of product or technological obsolescence, non-acceptance in the market, or rapidly changing regulatory environments, any of which could adversely affect their prospects. The success of such companies often depends on the management talents and efforts of one person or a small group of persons whose death, disability, resignation or other form of departure would adversely affect the company.

Remedies Upon Default. In the event of a default on a portfolio loan, the available remedies to the Fund would include legal action against the borrower and foreclosure or repossession of collateral given by the borrower. However, the Fund could experience significant delays in exercising its rights as a secured lender and might incur substantial costs in taking possession of and liquidating its collateral and in taking other steps to protect its investment. The Fund generally will require that it have a first priority security interest in any equipment of a borrower financed with the proceeds of the Fund’s loans, although that security interest may extend to the borrower’s other assets in which another lender might have a senior or parity security interest. It is anticipated that the Fund will make loans to a borrower that has one or more other secured lenders. In such circumstances, the Fund may share all or a portion of its collateral with the other lender(s) and will enter into intercreditor agreements governing the respective rights of the Fund and such other lender(s), which could limit the Fund’s flexibility in pursuing its remedies as a secured creditor, and reduce the proceeds realized from foreclosing or taking possession of the collateral. In the case of growth capital or working capital loans (where the loan proceeds can be used by the company for general corporate purposes), the Fund will typically receive either a broader lien on substantially all of the borrower’s assets, including its intellectual property, or a lien on substantially all of the borrower’s assets, excluding intellectual property, and a negative pledge on such intellectual property.

As noted above, the Fund may utilize certain of its funds in investments that involve the financing of equipment assets. Equipment assets are often subject to rapid depreciation or obsolescence such that it is likely that the value of the assets underlying a loan to finance such assets will depreciate during the term of the loan transaction below the amount of the borrower’s obligations. In addition, although borrowers will be required under the transaction documents to provide customary insurance for the assets underlying a loan and will be prohibited from disposing of the assets without the Fund’s consent, compliance with these covenants cannot be assured and, in the event of non‑compliance, the assets could become unavailable to the Fund due to destruction, theft, sale or other circumstances. Realization of value from intellectual property collateral can also be time consuming and present special challenges, given the often-unique nature and limited market for such assets. The Fund’s ability to obtain payment beyond the collateral underlying the loan from the borrower might be limited by bankruptcy or similar laws affecting creditors’ rights. In limited instances where the Fund takes security interests in a borrower’s assets located in a foreign country, there may be practical and local law impediments to cost-effective recovery against such collateral. Therefore, there can be no assurance that the Fund would ultimately collect the full amount owed on a defaulted loan.

Emerging Company Risks. The possibility that the companies in which the Fund invests will not be able to commercialize their technology or product concept presents significant risk. Additionally, although some of such companies may already have a commercially successful product or product line at the time of investment, technology products and services often have a more limited market or life span than products in other industries. Thus, the ultimate success of these companies may depend on their ability to continually innovate in increasingly competitive markets. Most of the companies in which the Fund invests will require substantial additional equity financing to satisfy their continuing growth and working capital requirements. Each round of venture financing is typically intended to provide a company with enough capital to reach the next stage of development. The circumstances or market conditions under which such companies will seek additional capital is unpredictable. It is possible that certain companies will not be able to raise additional financing or may be able to do so only at a price or on terms which are unfavorable to the Fund.

Privately-Held Company Risks. The Fund invests primarily in privately-held companies. Generally, very little public information exists about these companies and the Fund is required to rely on the ability of the Manager to obtain adequate information to evaluate the potential returns from investing in these companies. Moreover, these companies typically depend upon the management talents and efforts of a small group of individuals and the loss of one or more of these individuals could have a significant impact on the investment returns from a particular company. Also, these companies frequently have less diverse product lines and smaller market presence than larger companies. They are thus generally more vulnerable to economic downturns and may experience substantial variations in operating results.

Due Diligence Risks. Before making investments, the Manager conducts a limited amount of due diligence that it deems reasonable and appropriate based on the facts and circumstances applicable to each investment. When conducting due diligence and making an assessment regarding an investment, the Manager will be required to rely on resources available to it, including information provided by the target of the investment and, in some circumstances, third party investigations. The due diligence process may at times be subjective with respect to newly organized companies for which only limited information is available. Accordingly, there can be no assurance that the due diligence investigation that the Manager will carry out with respect to any investment opportunity will reveal or highlight all relevant facts that may be necessary or helpful in evaluating such investment opportunity. Further, there can be no assurance that such an investigation will result in an investment being successful.

Financial Market Risk. The ability of the Fund to provide an acceptable return may be adversely affected by economic factors to which the marketplace is subject. Additionally, market turmoil could have a deleterious effect on the Company’s investors which could impede the ability to provide capital to the Fund. This could impair the Fund’s ability to honor commitments to lend, pay expenses of the Fund, or repay the Fund’s loans. The volatility in the global financial markets, which reached unprecedented levels during 2008 and 2009, and continued for some period thereafter (albeit to a lesser extent), may recur in the future. This and other types of market turmoil could have a material adverse effect on the Fund’s business and operations. Tightening of the credit markets or prolonged higher interest rates could impair the Fund’s ability to either acquire or utilize leverage to maximize the return it achieves on investments. The Fund’s predecessors (Venture Lending & Leasing I, Inc., Venture Lending & Leasing II, Inc., Venture Lending & Leasing III, Inc., Venture Lending & Leasing IV, Inc., Venture Lending & Leasing VI, Inc., Venture Lending & Leasing VII, Inc., Venture Lending & Leasing VIII, Inc., Venture Lending & Leasing IX, Inc., WTI Fund X, Inc., and to a lesser extent, Venture Lending & Leasing V, Inc.), utilized leverage to increase returns to investors. If the Fund is unable to utilize leverage to the same extent as its predecessors, or unable to utilize leverage at all, there could be a material difference in the Fund’s return as compared to these funds.

It is possible that market conditions could decrease the demand for venture loans, especially where the U.S. and global economic conditions deteriorate and remain weak for an extended period of time. Furthermore, market conditions could also adversely impact either or both the ability of the Fund’s borrowers to meet their obligations to the Fund and the value of the Fund’s direct investments in companies. Most of the companies in which the Fund will invest will not have achieved profitability and will require substantial equity financing to satisfy their continuing growth and working capital requirements. An economic downturn could decrease the demand for such borrower’s products and technology, thereby impairing such borrower’s financial condition and its ability to raise additional equity financing from outside investors. Should these events occur, there could be an increase in borrower defaults under their obligations to the Fund, or a decrease in the value of the Fund’s direct equity investments.

Additionally, the U.S. government's credit and deficit concerns, any prolonged U.S. government shutdown, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., the impact of global conflict, such as the Russia-Ukraine war and the conflicts in the Middle East; the impact of terrorist attacks within or against the United States or other countries where investments are made; the effects of strikes, labor disputes and domestic and foreign political unrest; and uncertainty in the U.S. economy.

Uncertainty About Presidential Administration Initiatives. There is significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent events, including the 2024 U.S. presidential election, have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. High rates of inflation and rapid increases in the rate of inflation generally have a negative impact on financial markets and the broader economy. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

Certain of the Fund’s portfolio companies are in industries that may be impacted by inflation. If such portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on the Fund’s loans, particularly in light of Federal Reserve actions in response to inflation. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future realized or unrealized losses and therefore reduce the Fund’s net assets resulting from operations.

Changes to U.S. Trade Policy May Have a Negative Effect on the Global Economy and/or the Fund’s Portfolio Companies and, in Turn, Harm the Fund. Significant changes to U.S. trade policy, including changes to current legislation and trade agreements, issuance of executive orders, and the imposition of tariffs can result in extended “trade wars” between the U.S. and its trading partners, resulting in additional barriers to the international market, inclusive of customers, vendors, and potential investors. Under these circumstances, the cost of goods for some portfolio companies could increase, resulting in lower consumer demand for their goods and reduced cash flows. While it is unknown whether and to what extent new legislation will be enacted into law, the enactment or amendment of trade legislation, issuance of executive orders, and/or renegotiation of trade agreements may impose additional compliance costs on portfolio companies, restrict their ability to participate in international markets and otherwise disrupt their current operations.

Special Risk Considerations Relating to China. The Fund may invest in portfolio companies that are based in China, have significant operations in China or are otherwise connected to China. Markets in China can be volatile due to uncertain social, economic, regulatory and political factors, in addition to the effects of public health crises. See the discussion herein under the caption “Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk.” The severity and duration of any adverse economic conditions may be driven by governmental or quasi-governmental policies; in particular, geopolitical risk and the imposition of sanctions by outside governments could severely disrupt the Chinese economy and the value of securities tied to it.

Speculative Nature of Warrants and Equity Investments. The value of the warrants that the Fund generally will receive and distribute to its shareholder in connection with its financing investments is dependent on the value of the equity securities for which the warrants can be exercised. The value of such warrants, direct equity investments, and equities received upon conversion of debt instruments is dependent primarily on the success of the company’s business strategy and the growth of its earnings, but also depends on general economic and equity market conditions. The prospects for achieving consistent profitability, in the case of many companies in which the Fund invests, are speculative. The warrants, equity securities for which the warrants can be exercised, direct equity investments, and equities received upon conversion of debt instruments generally will be restricted securities that cannot readily be sold for some period of time. If the value of the equity securities underlying a warrant does not increase above the exercise price during the life of the warrant, the Fund may permit the warrant to expire unexercised and the warrant would then have no value.

Illiquidity of Investments. Substantially all of the Fund’s portfolio investments (other than short-term investments) will consist of securities that, at the time of acquisition, are subject to restrictions on sale and for which no ready market will exist. Restricted securities cannot be sold publicly without prior agreement with the issuer to register the securities under the 1933 Act, or by selling such securities under Rule 144 or other provisions of the 1933 Act which permit only limited sales under specified conditions. Venture loans and equity investments are privately negotiated transactions, and there is no established trading market in which such loans and equity investments can be sold. Special Situation Financings may also be privately negotiated transactions. In the case of warrants or equity securities, the Fund generally will realize the value of such securities only if the issuer is able to make an initial public offering of its shares or enters into a business combination with another company which purchases the Fund’s warrants or equity securities or exchanges them for publicly-traded securities of the acquirer. The feasibility of such transactions depends upon the entity’s financial results as well as general economic and equity market conditions. In the past, crises in the financial markets have dramatically reduced the volume of initial public offerings and mergers and acquisitions in the marketplace. If such a crisis recurs, the Fund’s ability to realize liquidity through its investments would likely be impaired. Furthermore, even if the restricted warrants or equity securities owned become publicly-traded, the Fund’s ability to sell such securities may be limited by the lack (or limited nature) of a trading market for such securities. If the Fund holds material nonpublic information regarding the issuer of the securities, the Fund’s ability to sell such securities may also be limited by insider trading laws. When restricted securities are sold to the public, the Fund, under certain circumstances, may be deemed an “underwriter” or a controlling person with respect thereto for the purposes of the 1933 Act, and be subject to liabilities as such under that Act.

Because of the illiquidity of the Fund’s investments, most of its assets will be carried at fair value as determined by the Manager in accordance with the Fund’s policy, as approved by the Fund’s Board of Directors. This value will not necessarily reflect the amount ultimately realized upon a sale of the assets.

Non-Diversified Status. The Fund is classified as a “non-diversified” investment company under the 1940 Act, but the Fund may, from time to time, act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act. The Fund elected to be treated as a RIC under the Code and operates in a manner to qualify for the tax treatment applicable to RICs, including the diversification requirement. Nevertheless, the Fund’s assets may be subject to a greater risk of loss than if its investments were more widely diversified.

Proposed Tax Legislation Adversely Affecting the Managing Member and Affiliated Members. Congress has previously proposed legislation that would treat carried interest as ordinary income for U.S. federal income tax purposes beyond the current requirements of Section 1061 (treating a carried interest as ordinary income unless the underlying entity has held such investment for more than three (3) years). Enactment of such legislation could adversely affect WTI Fund XI GP, LLC, the Company’s managing member (the “Managing Member”), affiliated members and others who benefit from carried interest, which could make it more difficult to incentivize, attract and retain individuals to perform services for the Company and the Fund. Any such developments could adversely affect the Fund’s investment returns allocable to the Members. It is unclear whether any proposed legislation, if enacted, would apply to the Managing Member or any affiliated members who benefit from carried interest.

Foreign Investment Review. Pursuant to Section 721 of the Defense Production Act of 1950, as amended (the “DPA”), the U.S. Government has the authority to restrict and prevent foreign acquisitions of and investments in U.S. companies (collectively, “Foreign Investments”) on national security grounds, actions that could adversely affect the Company’s and the Fund’s investment activities. The Committee on Foreign Investment in the United States (“CFIUS”), a U.S. Government interagency committee, conducts national security reviews of Foreign Investments and, in the interest of national security, may impose mitigation (i.e., restrictions) on such investments. CFIUS-imposed mitigation can take a variety of forms, including (i) restrictions on the foreign investor’s access to the U.S. company’s technology or facilities, (ii) restrictions on the foreign investor’s role in the governance or decision making of the U.S. company, (iii) mandatory divestiture of a foreign investor’s capital contribution and termination of its participation in the Company, (iv) mandatory U.S. Government approvals of changes to the U.S. company’s suppliers or the locations of its source code repositories, and (v) the appointment of a U.S. Government-approved monitor to verify the transaction parties’ compliance with the mitigation. The President of the United States (the “President”) may block a Foreign Investment that threatens to impair U.S. national security or order a foreign investor to divest of its Foreign Investment.

If the Fund has foreign investors, its investments are potentially subject to CFIUS review. In addition, foreign investors’ indirect investments in portfolio companies could subject such companies to CFIUS review. Finally, subsequent proposed financings, investments, acquisitions, or mergers or other transactions related to portfolio companies involving foreign persons also could be subject to CFIUS review.

Parties to transactions within CFIUS’s jurisdiction, potentially including the Company, the Fund and portfolio companies, may choose to submit a voluntary declaration or notice to CFIUS for its review. Rules implementing the Foreign Investment Risk Review Modernization Act (“FIRRMA”) of 2018 revised the CFIUS process to (i) expand CFIUS’s jurisdiction—notably to certain non-controlling investments in U.S. companies that are involved in critical technologies or critical infrastructure or that hold sensitive personal data of U.S. citizens—and (ii) mandate filings in certain instances. Specifically, mandatory filings may be required when a foreign investor acquires certain rights with respect to a U.S. business that deals in critical technology, or when a foreign government has a substantial interest in the foreign investor. Some of the Company’s and the Fund’s investments could fall within this expanded jurisdiction.

Due to these CFIUS considerations, the Company, the Fund and portfolio companies could incur increased costs, including legal fees, related to (i) evaluating whether a particular portfolio investment or other transaction related to a portfolio company requires the submission of a filing to CFIUS, (ii) evaluating whether the submission of a declaration or notice to CFIUS is warranted, (iii) drafting a filing and submitting it to CFIUS, (iv) undergoing a CFIUS review or investigation, (v) negotiating and implementing CFIUS-imposed mitigation, and (vi) complying with any Presidential order. Submission of a filing to CFIUS in connection with an investment or other transaction related to a portfolio company also could result in significant delays, as the CFIUS review and investigation process can last several months. CFIUS could condition its clearance of a Foreign Investment on adjustments to the terms of such Foreign Investment or other mitigation (including, if applicable, exclusion of a foreign investor of the Company from a Foreign Investment), and these conditions could adversely affect one or more portfolio companies and decrease the Company’s and the Fund’s return on its investment in any such portfolio company. In rare cases, the President could block a Foreign Investment or order the Company and the Fund to divest of a Foreign Investment. Finally, the Company and the Fund may choose not to make certain investments, or a portfolio company may choose not to solicit or pursue certain subsequent investments or other transactions, that are otherwise attractive based on an evaluation of the associated CFIUS risks.

CONFLICTS OF INTEREST

Transactions with Fund X. The Manager also serves as investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

Intercreditor Agreements. In all transactions in which the Fund and other funds managed by the Manager invest or those in which another lender(s) has either invested or may later invest (or in the event a successor fund is raised, in which the Fund and the successor fund invest), it is expected that the Fund and other funds managed by the Manager (or the successor fund as the case may be), and/or the other lender(s) will enter into an intercreditor agreement pursuant to which the Fund and other funds managed by the Manager (or the successor fund), and/or the other lender(s), along with any predecessor funds which still have a balance outstanding, will cooperate in pursuing their remedies following a default by the common borrower. Generally, under such intercreditor agreements, each party would agree that its security interest would be treated in parity with the security interest of the other party, regardless of which security interest would have priority under applicable law. Accordingly, proceeds realized from the sale of any collateral or the exercise of any other creditor’s rights will be allocated between the Fund and other funds managed by the Manager, and any predecessor funds as described above, pro rata in accordance with the amounts of their respective investments. An exception to the foregoing arrangement would occur in situations where, for example, one of the lenders financed specific items of equipment collateral; in that case, usually the lender who financed the specific assets will have a senior lien on that asset, and the other lenders will have a junior priority lien (even though they may ratably share liens of equal priority on other assets of the common borrower). As a result of such intercreditor agreements, the Fund may have less flexibility in pursuing its remedies following a default than it would have had had there been no intercreditor agreement, and the Fund may therefore realize fewer proceeds. In addition, because the Fund and other funds managed by the Manager (or the successor fund) invest at the same time in the same borrower, such borrower would be required to service two loans rather than one. Any additional administrative costs or burdens resulting therefrom may make the Fund a less attractive lender and may make it more difficult for the Fund to acquire such loans.

Valuation. The Manager is responsible for valuing the Fund’s assets and liabilities, subject to oversight by the Fund’s Board of Directors, and has an inherent conflict in performing this function such that it has an incentive to increase the value of the assets for its performance record. In accordance with Rule 2a-5 under the 1940 Act, the Manager has been designated as the valuation designee within the meaning of the rule. The rule requires the Manager to periodically assess any material risks associated with the determination of the fair value of the Fund’s assets (“valuation risks”), including material conflicts of interest, and managing those identified valuation risks. The Fund does not intend to engage an independent valuation agent to value its assets and therefore is entirely reliant upon the Manager and its delegates for valuing the assets.

Indemnification and Exculpation. The organizational documents of the Fund provide for indemnification of directors, officers, employees, advisory board members and agents (including the Manager) of the Fund, generally to the full extent permitted by applicable state law and the 1940 Act, including the advance of expenses and reasonable counsel fees. The charter of the Fund also contains a provision eliminating personal liability of a Fund director or officer to the Fund or its stockholder for money damages, subject to specified exceptions. In addition, the Fund has entered into indemnification agreements with its directors and officers. A successful claim for such indemnification, including payment of any expenses and counsel fees, would reduce the Fund’s assets by the amounts paid. Furthermore, Fund assets are used to obtain insurance policies that generally protect the Fund’s directors and officers from personal liability of actions taken in their roles as the Fund’s directors and officers.

Disinterested Directors and Advisory Board Members. The members of the Fund’s Board of Directors will overlap with the members of the Company’s advisory board, and the members of the Company’s advisory board are generally the same as, or a subset of, the disinterested directors of the Fund. Although the Manager expects that, given the Company’s 100% ownership of the Fund, the interests of the two entities will not diverge, it is conceivable that a conflict of interest could exist between the Fund and the Company. In addition, as compensation for their services, the disinterested directors will receive an annual fee of $40,000 (plus $1,000 per meeting attended in person and an additional $15,000 for the chair of the Audit Committee). Any future changes to the compensation to be paid to the disinterested directors will be determined by the Nominating Committee of the Fund’s Board of Directors. Upon the liquidation of the Fund, the disinterested advisory board members will receive an annual fee in an amount determined by the Member (it is currently anticipated that such annual amount shall be $25,000). The disinterested directors and advisory board members will also be reimbursed for certain expenses. While courts have generally held that the receipt of reasonable and customary directors’ fees and benefits does not alter the status of a director as disinterested, the payment of such fees may impact the objectivity of the disinterested directors and the advisory board members on behalf of the members.

Personal Trading. The Manager has a code of ethics that contains personal securities trading procedures that apply to its “access persons.” Access persons are required to report if they have an investment in a company in which the Fund is considering making an investment. Pre-approval is required before an access person may buy or sell securities in an initial public offering, private placement, or any security listed on a “restricted list” maintained by the Manager.

Interests in Potential Portfolio Companies. The Manager may recommend that the Fund invest in companies in which a principal or employee has a prior personal investment or for which a principal or employee may serve as a director or advisor. The Manager also may recommend that the Fund invest in companies in which venture capital funds, private equity funds or other institutional investors (“Unaffiliated Funds”) also have made investments, where one or more principals or employees of the Manager may have made an investment in, or served as an advisor to, an investing Unaffiliated Fund. Such a relationship presents potential conflicts of interest in that the relationship could provide the principal or employee with an incentive to influence the Manager’s decision to recommend an investment in the company in question. There is also a potential conflict of interest in that such principal or employee could use information acquired through association with the Manager to influence or benefit Unaffiliated Funds’ investment decisions. The Manager addresses these potential conflicts through its policies and procedures that are designed to insulate its investment decision-making process and its research from these incentives. For example, the policies require that principals with a prior direct investment in a company be recused from the investment decision-making process with respect to that company.

Principals that serve as advisors to Unaffiliated Funds may make investment recommendations to these Unaffiliated Funds, which may be the same investment that the Fund has made or may make. The Manager’s policies and procedures require such principals to arrange for any such investment opportunity to be first offered to the Fund (or a predecessor fund) and for such investment opportunity to only subsequently be offered to an Unaffiliated Fund once declined by the Fund (or a predecessor fund).

ITEM 1B.      UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.      CYBERSECURITY

Through its Manager, the Fund maintains a cybersecurity risk management program designed to identify, assess, manage, and mitigate threats, as well as respond to and recover from cybersecurity incidents. This program is coupled with an enterprise risk management program and covers the Fund’s key information systems.

The cybersecurity risk management program includes a comprehensive risk assessment that is applicable to the Fund’s operations. This assessment is based on recognized standards for cybersecurity and information technology as set forth in the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework (“CSF”). It is reviewed and updated at least annually. Internal controls designed to mitigate risks presented in the assessment are tested annually by an independent third party. Additionally, the Manager, on behalf of the Fund, contracts with a qualified third party to perform annual assessments of the Company’s cybersecurity risk management program and to perform cybersecurity risk evaluations of selected key vendors. Another third party is engaged to provide day to day IT services which include implementing, monitoring, and maintaining the preventative and detective measures specified as part of the Fund’s cybersecurity risk management program.

The Manager’s Chief Compliance Officer led the development and oversees the implementation of the cybersecurity program, and is the head of the Manager’s cybersecurity team, supported by the Director of Compliance. The Chief Compliance Officer is responsible for assessing and managing the Manager’s cyber risk management program, informs senior management regarding the prevention, detection, mitigation, and remediation of cybersecurity incidents and supervises such efforts. The cybersecurity team, inclusive of all third parties engaged to provide operations, monitoring, detection, and remediation, has extensive experience selecting, deploying, and operating cybersecurity technologies, initiatives, and processes.

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how our operations are subject to cyber incidents that could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

ITEM 2.    PROPERTIES

All of the Fund’s office space is provided by the Manager. The executive offices are located at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

ITEM 3.    LEGAL PROCEEDINGS

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund's financial condition or results of operation. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not currently a party to any material legal proceedings.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II.

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER
        PURCHASES OF EQUITY SECURITIES
The Fund’s common stock is not listed on any securities exchange, and all holders of the Fund’s common stock are subject to agreements significantly restricting the transferability of their shares.
The number of holders of record of the Fund’s common stock at March 17, 2025 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2024, the Fund had distributed $5.9 million to date to its sole shareholder, all of which has been in the form of equity.

ITEM 6.        [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in connection with our Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

In addition to the historical information contained herein, the information in this Annual Report on Form 10-K contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Annual Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

    The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.
Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected Venture-Backed Companies primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. The Fund's Registration Statement on Form 10 became effective on April 1, 2024 and the Fund elected to be treated as a BDC on April 11, 2024. On June 25, 2024, the Company called and received its first capital and made its first capital contribution to the Fund on the following day. The Fund commenced its investment activities on June 26, 2024. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.

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

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private debt securities. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets.

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

The Fund’s investment income is also expected to decline following the end of the Fund's commitment period on June 30, 2028. The commitment period may be extended by up to two calendar quarters at the discretion of the Manager. After the commitment period, the Fund may no longer make loan commitments to reinvest the proceeds of matured investments in new loans. Any proceeds will be distributed to the Company.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies to proactively assess and manage potential risks. In addition, Management is continuing to maintain oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

Management is also monitoring the Fund’s continued access to capital resources through periodic and timely communication with the bank syndicate and the Company’s members. In addition, the Fund will take proactive steps to ensure and maintain an appropriate liquidity position based on its circumstances. The Fund believes its existing cash balance, scheduled monthly payments from borrowers, and access to capital from its debt facility and the Company’s members will be sufficient to satisfy its working capital needs, debt repayments, and other liquidity requirements associated with its existing operations.

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

Results of Operations - For the Year Ended December 31, 2024 and for the Period Ended from February 1, 2023, Date of Incorporation, through December 31, 2023

There is limited analysis on the operational results as the Fund only commenced investment operations in June 2024.

Analysis of Interest Income

Total investment income for the period from June 26, 2024, commencement of investment operations, through December 31, 2024 was $1,619,351, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of dividends on the temporary investment of cash.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the period from June 26, 2024, commencement of investment operations, through December 31, 2024.

	For the Period Ended December 31, 2024*
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$13,717,119	$1,457,902	14.39%	6.13%
*From June 26, 2024, commencement of investment operations, through December 31, 2024.

There was no interest income for the period from February 1, 2023, the date of incorporation, through December 31, 2023, as the Fund had not yet started its investment operations during that period.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the year ended December 31, 2024.

	For the Year Ended December 31, 2024
	Average Balance	Interest Income	Weighted Average Interest Expense Rate
Debt Facility	$14,900,000	$1,157,004	7.77%
*Annualized.

The Fund established a debt facility with MUFG Bank Ltd., on August 1, 2024 to support the investment and business operations of the Fund. Interest expense includes interest on the borrowings, commitment fee on the unused portion of the debt facility and amortization of deferred costs related to the debt facility.

Analysis of Operating Expenses

The following table shows the components of expenses for the year ended December 31, 2024 and for the period from February 1, 2023, date of incorporation, through December 31, 2023.

	For the Year Ended December 31,
Operating Expense	2024	2023*	Change ($)
Management Fees	$3,121,214	$—	$3,121,214
Banking and professional fees	327,063	—	327,063
Organizational costs	247,275	273,798	(26,523)
Other operating expenses	235,871	—	235,871
Total Operating Expenses	$3,931,423	$273,798	$3,657,625
*For the period from February 1, 2023, date of incorporation, through December 31, 2023.

Management fees were calculated at 1.575% of the Company's committed capital commencing on June 25, 2024. There were no management fees in 2023 as the Fund had not yet started its investment activities during that period.

Organizational costs decreased by $26,523 for the year ended December 31, 2024 compared to the same period in 2023. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs include legal, accounting, and other corporate services fees incurred for the formation of the Fund.

Banking and professional fees and other operating expenses increased by $562,934 for the year ended December 31, 2024 compared to the comparative periods in 2023, during which the Fund had not yet commenced investment operations.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2024 was $231,343. There were no non-recurring fees in 2023 as the Fund had not yet started its investment activities during that period.

Net Investment Loss

Net investment loss for the year ended December 31, 2024 and for the period from February 1, 2023, date of incorporation, through December 31, 2023 was $3,469,076 and $273,798, respectively.

Liquidity and Capital Resources – December 31, 2024 and December 31, 2023

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of December 31, 2024 and December 31, 2023 was $22.3 million and $25,000, respectively. As of December 31, 2024, the Company had subscriptions for capital in the amount of $380.7 million, of which $30.5 million had been called and received. As of December 31, 2024, $350.2 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The changes in cash for the year ended December 31, 2024 were as follows:

For the Year Ended December 31, 2024
Net cash used in operating activities	$(31,790,696)
Net cash provided by financing activities	41,301,425
Net increase in cash and cash equivalents	$9,510,729

The only cash activity for the period from February 1, 2023, the date of incorporation, through December 31, 2023 was the receipt of $25,000 as consideration for the sale of the Shares, as the Fund had not yet started its investment operations during that period.

As of December 31, 2024, 75.25% of the Fund’s net assets consisted of cash and cash equivalents. The Fund had not yet commenced operations in 2023 so no comparative data is presented.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2024, $21.0 million was outstanding under the facility.

Cumulative amounts disbursed under the Fund's loan commitments since the start of its investment operations in June 2024, net loan amounts outstanding after amortization and unexpired commitments as of December 31, 2024 were as follows:

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2024	$29.7 million	$5.7 million	$24.0 million	$17.1 million

The unexpired unfunded commitments by portfolio company as of December 31, 2024 are detailed in Note 9 to the financial statements included in this filing.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of December 31, 2024, the outstanding debt balance was $21.0 million at a floating interest rate based on a Term SOFR Rate of 4.40%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2024. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2024, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances:

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(190,715)	$420,000	$229,285
(1.00)%	$(95,357)	$210,000	$114,643
(0.50)%	$(47,679)	$105,000	$57,321
0.50%	$47,679	$(105,000)	$(57,321)
1.00%	$95,357	$(210,000)	$(114,643)
2.00%	$190,715	$(420,000)	$(229,285)

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

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Fund’s financial statements, together with the Report of Independent Registered Public Accounting Firm issued by Deloitte & Touche LLP (PCAOB ID No. 34), are included elsewhere in this Annual Report on Form 10-K.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.         CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

At the end of the period covered by this report, the Fund carried out an evaluation under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Fund’s disclosure controls and procedures pursuant to Rules 13a-15(b) and 15d-15(b) of the Exchange Act. Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Fund’s disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K in ensuring that information required to be disclosed was recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and in providing reasonable assurance that information required to be disclosed by the Fund in such reports is accumulated and communicated to the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

Management’s Annual Report on Internal Control over Financial Reporting

Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2024.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

This report of management on internal control over financial reporting shall not be deemed to be filed for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Changes in Internal Controls

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

During the fiscal quarter ended December 31, 2024, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 21, 2025 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

The Fund has adopted a Code of Ethics that is applicable to all of its officers. A free copy of the Code of Ethics may be requested by contacting the Chief Financial Officer of the Fund at 104 La Mesa Drive, Suite 102, Portola Valley, CA 94028.

As of the date hereof, the Fund has not adopted any insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the Fund’s securities by directors, officers and employees, or the Fund itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any listing standards applicable to the Fund. The Fund has not done so because the Fund’s shares are not publicly-traded and there is generally no market for the shares of the Fund. However, as discussed above, each of the Fund and the Manager has adopted a Code of Ethics which includes an insider trading policy that applies to the purchase or sale of securities of portfolio companies.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Proposal 1 -- To Elect Four Directors of the Fund” and is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in the Fund’s Proxy Statement under the caption “Annex A -- Beneficial Ownership of Fund Shares” and is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

    The information required by this item will be contained in the Fund’s Proxy Statement under the caption: “Other Information -- Manager” and is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information about aggregate fees billed to the Fund by the Fund's principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34) will be contained in the Fund's Proxy Statement under the caption: “Other Information - Independent Registered Public Accounting Firm.”

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2024 and 2023
Statements of Operations for the year ended December 31, 2024 and for the period ended December 31, 2023
Statement of Changes in Net Assets for the year ended December 31, 2024
Statement of Cash Flows for the year ended December 31, 2024
Schedule of Investments as of December 31, 2024
Notes to Financial Statements
No schedules are required because the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the required information is included in the financial statements and the notes thereto.
2.    Exhibits

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

4.2	Description of the Registrant’s securities registered pursuant to Section 12(G) of the Securities and Exchange Act of 1934.

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

ITEM 16.    FORM 10-K SUMMARY
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WTI FUND XI, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 17, 2025		Date:	March 17, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 17, 2025
Maurice C. Werdegar

By:	/S/ David R. Wanek	Director	March 17, 2025
David R. Wanek

By:	/S/ Monica Lai	Director	March 17, 2025
Monica Lai

By:	/S/ Arthur Spinner	Director	March 17, 2025
Arthur Spinner

By:	/S/ Scott Taylor	Director	March 17, 2025
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund XI, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund XI, Inc. (the "Fund") as of December 31, 2024 and 2023, the schedule of investments as of December 31, 2024, the related statements of operations for the year ended December 31, 2024 and for the period from February 1, 2023 (date of incorporation) through December 31, 2023, the statements of changes in net assets, and cash flows for the year ended December 31, 2024, the financial highlights for the period from June 26, 2024 (commencement of investment operations) to December 31, 2024, and the related notes. In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2024 and 2023, and the results of its operations for the year ended December 31, 2024 and the period from February 1, 2023 (date of incorporation) through December 31, 2023, statements of changes in net assets, and cash flows for the year ended December 31, 2024 and the financial highlights for the period from June 26, 2024 (commencement of investment operations) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements and financial highlights are the responsibility of the Fund’s management. Our responsibility is to express an opinion on the Fund’s financial statements and financial highlights based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Fund in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial highlights are free of material misstatement, whether due to error or fraud. The Fund is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Fund’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2024, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2024, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Fund determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

We identified the completeness of loans exhibiting indicators of potential credit deterioration as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the completeness of loans exhibiting indicators of potential credit deterioration included the following, among others:
•We tested loan payments throughout the year and subsequent to year end to identify inconsistent payments or missed payments which could indicate a potential credit risk.

/s/ Deloitte & Touche LLP

March 17, 2025

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND XI, INC.
Statements of Assets and Liabilities
As of December 31, 2024 and 2023

	December 31, 2024	December 31, 2023
ASSETS:
Loans, at estimated fair value
(amortized cost of $23,982,777 and $—, respectively)	$23,982,777	$—
Cash and cash equivalents	9,535,729	25,000
Dividend and interest receivables	495,733	—
Other assets	1,759,902	18,956
Total assets	35,774,141	43,956

LIABILITIES:
Borrowings under debt facility	21,000,000	—
Due to Manager	—	292,754
Accrued management fees	1,655,566	—
Accounts payable and other accrued liabilities	446,088	—
Total liabilities	23,101,654	292,754

NET ASSETS:	$12,672,487	$(248,798)

Analysis of Net Assets:

Capital paid in on shares of capital stock	$22,325,000	$25,000
Cumulative return of capital distributions	(5,909,639)	—
Total distributable losses	(3,742,874)	(273,798)
Net assets (equivalent to $126.72 and $(2.49) per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$12,672,487	$(248,798)

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$17,129,000	$—

See notes to financial statements.

WTI FUND XI, INC.
Statements of Operations
For the Year Ended December 31, 2024 and For the Period Ended December 31, 2023

	For the Year Ended	For the Period Ended
	December 31, 2024	December 31, 2023 *
INVESTMENT INCOME:
Interest on loans	$1,457,902	$—
Other income	161,449	—
Total investment income	1,619,351	—

EXPENSES:
Management fees	3,121,214	—
Interest expense	1,157,004	—
Banking and professional fees	327,063	—
Organizational costs	247,275	273,798
Other operating expenses	235,871	—
Total expenses	5,088,427	273,798
Net investment loss	(3,469,076)	(273,798)

Net decrease in net assets resulting from operations	$(3,469,076)	$(273,798)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(34.69)	$(2.74)
Weighted average shares outstanding	100,000	100,000

*From February 1, 2023, date of incorporation, through December 31, 2023, during which the Fund had not yet commenced investment operations.
The Fund commenced investment operations on June 26, 2024.

See notes to financial statements.

WTI FUND XI, INC.
Statement of Changes in Net Assets
For the Year Ended December 31, 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(3,469,076)	(3,469,076)
Return of capital to shareholder	—	—	—	(5,909,639)	—	(5,909,639)
Contributions from shareholder	—	—	22,300,000	—	—	22,300,000
Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487

See notes to financial statements.

WTI FUND XI, INC.
Statement of Cash Flows
For the Year Ended December 31, 2024

For the Year Ended
December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(3,469,076)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to borrowing facility	276,868
Origination of loans	(29,746,000)
Principal payments on loans, net of accretion	5,763,223
Acquisition of equity securities	(5,909,639)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(495,733)
Net increase in other assets	(19,239)
Net increase in accounts payable, other accrued liabilities and accrued management fees	1,808,900
Net cash used in operating activities	(31,790,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	22,300,000
Borrowings under debt facility	21,000,000
Payments of bank facility fees and costs	(1,998,575)
Net cash provided by financing activities	41,301,425
Net increase in cash and cash equivalents	9,510,729

CASH AND CASH EQUIVALENTS:
Beginning of year	25,000
End of year	$9,535,729

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$543,212
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$5,909,639

See notes to financial statements.

WTI FUND XI, INC.

Schedule of Investments

As of December 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Internet
	Realm Living, Inc.		Senior Secured	12.5%		$500,000	$467,772	$467,772	12/1/2027
Internet Total		3.7%				$500,000	$467,772	$467,772

Medical Devices
	Gallant Pet, Inc.		Senior Secured	13.3%		$625,000	$548,324	$548,324	5/1/2028
Medical Devices Total		4.3%				$625,000	$548,324	$548,324

Other Technology
	Carbon Ridge, Inc.		Senior Secured	12.5%		$375,000	$335,045	$335,045	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		155,000	137,763	137,763	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,470	160,470	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,158	160,158	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		216,000	213,266	213,266	5/1/2028
	Creoate Limited Subtotal ** ^					696,000	671,657	671,657
	Gold Words, LLC		Senior Secured	12.0%		250,000	241,380	241,380	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,750,000	1,018,304	1,018,304	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,151,373	2,151,373	6/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,875,000	1,441,132	1,441,132	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		750,000	697,305	697,305	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,500,000	2,372,752	2,372,752	1/1/2028
Other Technology Total		70.5%				$13,196,000	$8,928,948	$8,928,948

Software
	AI Netomi, Inc.		Senior Secured	12.0%		$1,750,000	$1,573,546	$1,573,546	11/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	750,000	685,974	685,974	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	2,499,999	2,499,999	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	1,941,808	1,941,808	8/1/2028
	Merlyn Mind, Inc. Subtotal					5,000,000	4,441,807	4,441,807
	Truepic Inc.		Senior Secured	12.3%		250,000	192,996	192,996	12/1/2027
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	489,840	489,840	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	689,407	689,407	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	733,705	733,705	5/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	1,912,952	1,912,952
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,675,000	1,549,595	1,549,595	11/1/2027
Software Total		81.8%				$11,425,000	$10,356,870	$10,356,870

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	12.5%		$1,250,000	$1,217,845	$1,217,845	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,080,158	1,080,158	3/1/2028
	Klar Holdings Limited Subtotal ** ^					2,500,000	2,298,003	2,298,003
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	1,000,000	912,197	912,197	1/1/2028
Technology Services Total		25.3%				$3,500,000	$3,210,200	$3,210,200

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	$250,000	$243,198	$243,198	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	250,000	227,465	227,465	1/1/2028
	Juvo Mobile, Inc. Subtotal **					500,000	470,663	470,663
Wireless Total		3.7%				$500,000	$470,663	$470,663

	Grand Total	189.3%				$29,746,000	$23,982,777	$23,982,777

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	73.7%	9,336,327	$9,336,327	$9,336,327
Total Cash Equivalents		73.7%	9,336,327	$9,336,327	$9,336,327
**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2024, 19.4% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

(d) There is no readily available market price or secondary market for the Fund’s loan investments, hence the Manager determines fair value of all loan investments presented in the Schedule of Investments based on a most advantageous market and the estimates may include the use of significant unobservable inputs.

As of December 31, 2024, all loans were made to non-affiliates.

See notes to financial statements.

WTI FUND XI, INC.

Notes to Financial Statements

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

The Fund will be dissolved on December 31, 2033 unless the Board of Directors (the “Board”) opts to elect early dissolution. One hundred percent of the stock of the Fund is held by WTI Fund XI, LLC (the “Company”). Prior to commencing investment operations on June 26, 2024, the Fund issued 100,000 shares of common stock at $0.001 par value (the “Shares”) for $25,000 to the Company. This issuance of stock was a requirement to apply for a finance lender’s license from the California Department of Financial Protection and Innovation, which was obtained on February 13, 2024.

The Fund’s investment objective is to achieve superior risk-adjusted investment returns and it seeks to achieve that objective by providing debt financing to portfolio companies, most of which are private. The Fund generally receives warrants to acquire equity securities in connection with its portfolio investments and generally distributes these warrants to its shareholder upon receipt, or soon thereafter. The Fund also has guidelines for the percentages of total assets that are invested in different types of assets. The portfolio investments of the Fund primarily consist of debt financing to early and expansion stage venture capital-backed technology companies.

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting and Use of Estimates

The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles (“U.S. GAAP”) requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As an investment company, the Fund follows accounting and reporting guidance as set forth in Topic 946 (“Financial Services - Investment Companies”) of the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification, as amended (“ASC”).

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in four bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of December 31, 2024, the Fund held 9,336,327 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.39% and $199,402 in cash, which together represented 75.25% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2023, cash and cash equivalents consisted of $25,000 of cash held in one bank account with MUFG Bank.

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

As of December 31, 2024, the financial statements included nonmarketable investments of $24.0 million (or 67.0% of total assets), with the fair value determined by the Manager in the absence of readily determinable market values. As of December 31, 2023, the Fund had not yet commenced investment operations and accordingly had no nonmarketable investments. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the market coupon rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of December 31, 2024 and 2023, no loans were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

The risk-free interest rate is derived from the constant maturity tables issued by the U.S. Treasury Department. The effect of an increase in the estimated risk-free rate used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants.

Other Assets and Liabilities

Other assets include costs incurred in conjunction with borrowings under the Fund’s debt facility. These costs are amortized over the term of the facility using the straight-line basis. The amortization of these costs is recorded as interest expense in the Statements of Operations.

The fair values of other assets and accrued liabilities are estimated at their carrying values because of the short-term nature of these assets and liabilities.

The carrying value of the borrowings under the debt facility approximates their fair value based on the borrowing rates available to the Fund.

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

Segment Reporting

In accordance with ASC Topic 280 - Segment Reporting (“ASC 280”), the Fund has determined that it has a single operating and reporting segment. As a result, the Fund’s segment accounting policies are the same as described herein and the Fund does not have any intra-segment sales and transfers of assets.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). This change is intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses, allowing financial statement users to better understand the components of a segment's profit or loss and assess potential future cash flows for each reportable segment and the entity as a whole. The amendments expand a public entity's segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), clarifying when an entity may report one or more additional measures to assess segment performance, requiring enhanced interim disclosures and providing new disclosure requirements for entities with a single reportable segment, among other new disclosure requirements. The amendments are effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, and early adoption is permitted. The Fund adopted the amendment for its fiscal year beginning January 1, 2024 and concluded that the application of this guidance did not have any material impact on its financial statements. See Note 10 for more information on the effects of the adoption of ASU 2023-07.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedule of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedule of Investments. As of December 31, 2023, the Fund held no investments.

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

Loan balances in the Schedule of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following table shows the weighted-average interest rate of the loans:

Performing Loans	For the Period Ended December 31, 2024*
Weighted-Average Interest Rate – Cash	14.39%
Weighted Average Interest Rate – Non-Cash	6.13%
Weighted-Average Interest Rate	20.52%
* From June 26, 2024, commencement of investment operations, through December 31, 2024. As the Fund had not commenced operations as of December 31, 2023, no comparative period is provided.

All loans held as of December 31, 2024 are classified as performing loans.

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

All loans as of December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $17.1 million. Refer to Note 6 for additional information about the debt facility which was established in August 2024, therefore no comparative information is provided.

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

There were no transfers in or out of Level 1, 2 or 3 during the year ended December 31, 2024.

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

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is leveraged once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of our loan.

As of December 31, 2023, the Fund had not yet commenced investment operations and held no investments nor a debt facility. Therefore, no comparative information related to fair value measurements is included in the disclosures that follow below.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$467,772	Most advantageous market analysis	Most advantageous market coupon rate	17% *	17%
Medical Devices	548,324	Most advantageous market analysis	Most advantageous market coupon rate	21%*	21%
Other Technology	8,928,948	Most advantageous market analysis	Most advantageous market coupon rate	15% - 30%	20%
Software	10,356,870	Most advantageous market analysis	Most advantageous market coupon rate	18% - 30%	19%
Technology Services	3,210,200	Most advantageous market analysis	Most advantageous market coupon rate	18% - 20%	18%
Wireless	470,663	Most advantageous market analysis	Most advantageous market coupon rate	18% *	18%

Total Loan Investments	$23,982,777
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

The following table presents the balances of assets and liabilities as of December 31, 2024 measured at fair value on a recurring basis:

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans†	$—	$—	$23,982,777	$23,982,777
Cash equivalents	9,336,327	—	—	9,336,327
Total	$9,336,327	$—	$23,982,777	$33,319,104

† For a detailed listing of borrowers comprising this amount, please refer to the Schedule of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2024
	Loans	Warrants	Stocks
Beginning balance	$—	$—	$—
Acquisitions and originations	29,746,000	5,427,792	481,847
Principal payments on loans, net of accretion	(5,763,223)	—	—
Distributions to shareholder	—	(5,427,792)	(481,847)
Ending balance	$23,982,777	$—	$—

There were no changes in unrealized gains (losses) from the loans still held as of December 31, 2024.

There were no Level 3 liabilities as of December 31, 2024.

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

5.    CAPITAL STOCK

As of both December 31, 2024 and 2023, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. As of December 31, 2024 and December 31, 2023, the Company has contributed $22,325,000 and $25,000, respectively, to the Fund. For the year ended December 31, 2024, the Fund has distributed $5,909,639 of equity securities to the Company. There were no distributions made during the year ended December 31, 2023.

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of December 31, 2024, the Fund’s asset coverage for borrowings was 159%.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of December 31, 2024, the Fund’s outstanding borrowings were entirely Term SOFR Loans. The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of December 31, 2024, the Term SOFR rates were as follows:

1 - month Term SOFR	4.33249%
3 - month Term SOFR	4.30510%
6 - month Term SOFR	4.25001%
30-day Average SOFR	4.52766%

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of December 31, 2024, the remaining unamortized fees and costs amounted to $1.7 million.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base. As of December 31, 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The following is the summary of the outstanding facility draws as of December 31, 2024:

Loan Type	December 31, 2024	Maturity Date	Applicable SOFR Margin Range	Weighted Average All-In Interest Rate(a)
Term SOFR Loan	$21,000,000	August 1, 2027	2.504% - 2.517%	6.913%
Total Outstanding	$21,000,000
(a)Inclusive of applicable SOFR margin plus 1 - month Term SOFR.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2024, $21.0 million was outstanding under the debt facility.

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

For the period from June 25, 2024 (initial capital call due date) through December 31, 2024, the Management Fee was calculated at 1.575% of the Company's committed capital. Management Fees of $3.1 million were recognized as expenses for the year ended December 31, 2024. There were no Management Fees for the period from February 1, 2023, date of incorporation, through December 31, 2023, as the Fund had not commenced investment operations.

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
Liabilities to the Manager

The liability due to Manager is comprised of prepaid expenses, organizational costs, directors' fees and other expenses paid by the Manager on behalf of the Fund. The Fund reimbursed the Manager shortly after the commencement of investment operations. As of December 31, 2024 and December 31, 2023, the total amount due to the Manager was $0 and $292,754, respectively.

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

8. TAX STATUS

The Fund had no taxable income for the year ended December 31, 2024 and for the period from February 1, 2023, date of incorporation, through December 31, 2023. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs.

Below is a table summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Schedule of Investments and Statements of Assets and Liabilities as of December 31, 2024. As of December 31, 2023, the Fund held no investments.

Assets	As of December 31, 2024
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$23,982,777	$—	$—	$—
Total	$23,982,777	$—	$—	$—

There was no unrealized appreciation or depreciation related to assets and liabilities as of December 31, 2024 and December 31, 2023.

Dividends from net investment income and distributions from net realized capital gains are determined in accordance with U.S. federal income tax regulations, which may differ from those amounts determined in accordance with U.S. GAAP.  These book/tax differences are either temporary or permanent in nature.  To the extent these differences are permanent, they are charged or credited to paid-in-capital or accumulated net realized gain (loss), as appropriate, in the period that the differences arise.  Temporary and permanent differences are primarily attributable to differences in the tax treatment of certain loans and the tax characterization of income and non-deductible expenses.  These differences are generally determined in conjunction with the preparation of the Fund’s annual RIC tax return.

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  As of December 31, 2024 and for the period from February 1, 2023, date of incorporation, through December 31, 2023, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the year ended December 31, 2024, the tax character of distributions paid was ordinary income in the amount of $0 and return of capital of $5.9 million. For the period from February 1, 2023, date of incorporation, through December 31, 2023, there were no distributions as the Fund had not commenced investment operations.

As of December 31, 2024, the components of total distributions on a tax basis were as follows:

December 31, 2024
Other temporary differences	$(3,742,874)
Distributions in excess of net investment income	(5,909,639)
Total distributions	$(9,652,513)
As of December 31, 2024, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of December 31, 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $17.1 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	554,000	05/31/2025
Gallant Pet, Inc.	Medical Devices	375,000	02/28/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Innventure LLC	Other Technology	7,500,000	01/31/2025
Klar Holdings Limited	Technology Services	2,500,000	07/31/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Scripta Insights, Inc.	Other Technology	250,000	03/31/2025
SkySQL, Inc.	Software	250,000	07/31/2025
Truepic Inc.	Software	500,000	01/03/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$17,129,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The CODM is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund. As the Fund began investment operations on June 26, 2024, the measurement period will also begin on this date, and is calculated through December 31, 2024.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

Except for organizational costs, the ratios of expenses and net investment loss to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment loss is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

For the Period Ended December 31, 2024 (a)

Total return (b)	(23.84%)

Per share amounts:
Net asset value, beginning of period	$ (7.63) (c)
Net investment loss	(29.55)
Net decrease in net assets resulting from operations	(29.55)
Contributions from shareholder	223.00
Return of capital to shareholder	(59.10)
Net asset value, end of period	126.72
Net assets, end of period	$12,672,487

Ratios to average net assets:
Expenses (d)	71.46%
Net investment loss (d)	(46.16%)
Portfolio turn-over rate	—%
Average debt outstanding	$14,900,000

(a) From June 26, 2024, commencement of investment operations, through December 31, 2024.
(b) Total return amount presented above is not annualized.
(c) Purchase price per share of $0.25 (See Note 5) reduced by $7.88 per share of organizational costs and expenses incurred prior to commencement of investment operations.
(d) Annualized, except for organizational costs of $2,065 for the period from June 26, 2024 to December 31, 2024.

12. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Annual Report on Form 10-K and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.