Form 10-Q
period 2025-03-31
WTI Fund XI, Inc.
filed 2025-05-14
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ______________

Commission file number 814-01718

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2025
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2025 and 2024

Condensed Statement of Cash Flows (Unaudited)
For the three months ended March 31, 2025

Condensed Schedules of Investments (Unaudited)
As of March 31, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2025 AND DECEMBER 31, 2024

	March 31, 2025	December 31, 2024
ASSETS

Loans, at estimated fair value
(amortized cost of $36,873,190 and $23,982,777, respectively)	$36,873,190	$23,982,777
Cash and cash equivalents	4,944,256	9,535,729
Dividend and interest receivables	695,818	495,733
Other assets	1,582,000	1,759,902
Total assets	44,095,264	35,774,141

LIABILITIES
Borrowings under debt facility	22,000,000	21,000,000
Accrued management fees	1,547,943	1,655,566
Accounts payable and other accrued liabilities	405,565	446,088
Total liabilities	23,953,508	23,101,654

NET ASSETS	$20,141,756	$12,672,487

Analysis of Net Assets:

Capital paid in on shares of capital stock	$32,325,000	$22,325,000
Cumulative return of capital distributions	(7,743,338)	(5,909,639)
Total distributable losses	(4,439,906)	(3,742,874)
Net assets (equivalent to $201.42 and $126.72 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$20,141,756	$12,672,487

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$13,275,000	$17,129,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	For the Three Months Ended March 31, 2025	For the Three Months Ended March 31, 2024 *

INVESTMENT INCOME:
Interest on loans	$1,731,038	$—
Other income	90,641	—
Total investment income	1,821,679	—

EXPENSES:
Management fees	1,547,943	$—
Interest expense	860,796	—
Banking and professional fees	67,497	23,203
Directors' fees	33,750	33,750
Organizational costs	—	100,916
Other operating expenses	8,725	12,637
Total expenses	2,518,711	170,506
Net investment loss	(697,032)	(170,506)

Net decrease in net assets resulting from operations	$(697,032)	$(170,506)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(6.97)	$(1.71)
Weighted average shares outstanding	100,000	100,000

*The Fund commenced investment operations on June 26, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(170,506)	(170,506)
Balance at March 31, 2024	100,000	$100	$24,900	$—	$(444,304)	$(419,304)

Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(697,032)	(697,032)
Return of capital to shareholder	—	—	—	(1,833,699)	—	(1,833,699)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at March 31, 2025	100,000	$100	$32,324,900	$(7,743,338)	$(4,439,906)	$20,141,756

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2025

For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(697,032)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility	166,730
Origination of loans	(14,279,000)
Principal payments on loans, net of accretion	1,388,587
Acquisition of equity securities	(1,833,699)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(200,085)
Net decrease in other assets	12,867
Net decrease in accounts payable, other accrued liabilities and accrued management fees	(148,146)
Net cash used in operating activities	(15,589,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	10,000,000
Borrowings under debt facility	4,000,000
Repayments of borrowings under debt facility	(3,000,000)
Payments of bank facility fees and costs	(1,695)
Net cash provided by financing activities	10,998,305

Net decrease in cash and cash equivalents	(4,591,473)

CASH AND CASH EQUIVALENTS:
Beginning of period	9,535,729
End of period	$4,944,256

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$705,155
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$1,833,699

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Bilojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,282,065	$2,282,065	7/1/2028
Biotechnology Total		11.3%				$2,500,000	$2,282,065	$2,282,065

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$211,933	$211,933	7/1/2028
Computers & Storage Total		1.1%				$250,000	$211,933	$211,933

Internet
	Realm Living, Inc.		Senior Secured	12.5%		$500,000	$471,602	$471,602	12/1/2027
Internet Total		2.3%				$500,000	$471,602	$471,602

Medical Devices
	Gallant Pet, Inc.		Senior Secured	13.0%		$375,000	$375,000	$375,000	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		$625,000	$555,229	$555,229	5/1/2028
	Gallant Pet, Inc. Subtotal					1,000,000	930,229	930,229
Medical Devices Total		4.6%				$1,000,000	$930,229	$930,229

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,750,000	$2,791,993	$2,791,993	4/1/2028
Other Healthcare Total		13.9%				$3,750,000	$2,791,993	$2,791,993

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$187,500	$158,318	$158,318	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		500,000	318,155	318,155	3/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	338,623	338,623	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,116	160,116	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,586	160,586	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		216,000	213,545	213,545	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		155,000	139,523	139,523	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,668	160,668	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		54,000	53,364	53,364	8/1/2028
	Creoate Limited Subtotal ** ^					912,500	887,802	887,802
	Gold Words, LLC		Senior Secured	12.0%		232,364	224,931	224,931	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,750,000	1,090,352	1,090,352	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,316,286	2,316,286	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,360,823	2,360,823	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		1,500,000	1,346,855	1,346,855	4/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,875,000	1,492,169	1,492,169	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		750,000	702,452	702,452	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,500,000	2,387,056	2,387,056	1/1/2028
Other Technology Total		67.6%				$18,082,364	$13,623,822	$13,623,822

Software
	AI Netomi, Inc.		Senior Secured	12.0%		$1,750,000	$1,595,428	$1,595,428	11/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	750,000	695,542	695,542	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	2,500,000	2,500,000	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	1,983,797	1,983,797	8/1/2028
	Merlyn Mind, Inc. Subtotal					5,000,000	4,483,797	4,483,797

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	SkySQL, Inc.		Senior Secured	11.3%		250,000	230,671	230,671	10/1/2028
	Truepic Inc.		Senior Secured	12.3%		500,000	482,518	482,518	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		250,000	199,266	199,266	12/1/2027
	Truepic Inc. Subtotal					750,000	681,784	681,784
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	493,216	493,216	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	738,604	738,604	5/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	702,627	702,627	3/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	1,934,447	1,934,447
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,675,000	1,570,185	1,570,185	11/1/2027
Software Total		55.6%				$12,175,000	$11,191,854	$11,191,854

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$186,360	$186,360	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	243,505	243,505	10/1/2028
	Ava Finance, Inc. Subtotal					500,000	429,865	429,865
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,222,215	1,222,215	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,221,117	1,221,117	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,096,958	1,096,958	3/1/2028
	Klar Holdings Limited Subtotal ** ^					3,750,000	3,540,290	3,540,290
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	1,000,000	923,657	923,657	1/1/2028
Technology Services Total		24.3%				$5,250,000	$4,893,812	$4,893,812

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	$250,000	$230,921	$230,921	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	250,000	244,959	244,959	1/1/2028
	Juvo Mobile, Inc. Subtotal **					500,000	475,880	475,880
Wireless Total		2.4%				$500,000	$475,880	$475,880

	Grand Total	183.1%				$44,007,364	$36,873,190	$36,873,190

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class Z	FGZXX	23.6%	4,744,256	$4,744,256	$4,744,256
Total Cash Equivalents		23.6%	4,744,256	$4,744,256	$4,744,256
**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2025, 24.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2025, all loans were made to non-affiliates.

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

WTI FUND XI, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

1.ORGANIZATION AND OPERATIONS OF THE FUND

WTI Fund XI, Inc. (the “Fund”) was incorporated in Maryland on February 1, 2023, as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is P10, Inc., a Delaware corporation.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three months ended March 31, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in four bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. ("MUFG Bank") and U.S. Bank National Association ("US Bank"), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of March 31, 2025, the Fund held 4,744,256 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.27% and $200,000 in cash, which together represented 24.55% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 9,336,327 units in the First American Government Obligations Fund Class Z (Ticker Symbol: FGZXX) valued at $1 per unit at a yield of 4.39%, and $199,402 in cash, which together represented 75.25% of the net assets of the Fund.

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

As of March 31, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $36.9 million and $24.0 million, respectively (or 83.6% and 67.0% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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

Non-Accrual Loans

The Fund’s policy is to classify a loan as non-accrual when the portfolio company is delinquent for three consecutive months on its monthly loan payment or for a lesser timeframe, if, in the opinion of Management, the portfolio company either ceases or materially curtails its operations and Management deems that it is unlikely that the loan will return to performing status. When a loan is placed on non-accrual status and the related interest is determined to not be collectible, all interest previously accrued but not collected is reversed. Any future interest received by the Fund on non-accrual loans will be recognized as interest income if and when the proceeds exceed the book value of the respective loan.
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
As of March 31, 2025 and December 31, 2024, no loans were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of March 31, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2025 and December 31, 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, a recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. Because there is no readily available market price and no secondary market for substantially all of the loan investments made by the Fund to borrowing portfolio companies, Management determines fair value (or estimated recovery value) based on a transaction that would occur in the most advantageous market and several factors related to each borrower.

Loan balances in the Condensed Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following table shows the weighted-average interest rate of the loans:

Performing Loans	For the Three Months Ended March 31, 2025
Weighted-Average Interest Rate – Cash	15.14%
Weighted Average Interest Rate – Non-Cash	7.52%
Weighted-Average Interest Rate	22.66%
As the Fund had not commenced operations as of March 31, 2024, no comparative period is provided.

All loans held as of March 31, 2025 are classified as performing loans.

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

All loans as of March 31, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of March 31, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $13.3 million and $17.1 million, respectively. Refer to Note 6 for additional information about the debt facility which was established in August 2024, therefore no comparative information is provided.

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

There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2025 and 2024.

The Fund’s cash equivalents were valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as previously discussed, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund's loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$2,282,065	Most advantageous market analysis	Most advantageous market coupon rate	18% *	18%
Computers & Storage	211,933	Most advantageous market analysis	Most advantageous market coupon rate	27% *	27%
Internet	471,602	Most advantageous market analysis	Most advantageous market coupon rate	17% *	17%
Medical Devices	930,229	Most advantageous market analysis	Most advantageous market coupon rate	17% *	17%
Other Healthcare	2,791,993	Most advantageous market analysis	Most advantageous market coupon rate	32% *	32%
Other Technology	13,623,822	Most advantageous market analysis	Most advantageous market coupon rate	14% - 29%	19%
Software	11,191,854	Most advantageous market analysis	Most advantageous market coupon rate	15% - 20%	19%
Technology Services	4,893,812	Most advantageous market analysis	Most advantageous market coupon rate	16% - 19%	17%
Wireless	475,880	Most advantageous market analysis	Most advantageous market coupon rate	18% *	18%

Total Loan Investments	$36,873,190
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$467,772	Most advantageous market analysis	Most advantageous market coupon rate	17% *	17%
Medical Devices	548,324	Most advantageous market analysis	Most advantageous market coupon rate	21%*	21%
Other Technology	8,928,948	Most advantageous market analysis	Most advantageous market coupon rate	15% - 30%	20%
Software	10,356,870	Most advantageous market analysis	Most advantageous market coupon rate	18% - 30%	19%
Technology Services	3,210,200	Most advantageous market analysis	Most advantageous market coupon rate	18% - 20%	18%
Wireless	470,663	Most advantageous market analysis	Most advantageous market coupon rate	18% *	18%

Total Loan Investments	$23,982,777
(a) The weighted-average most advantageous market coupon rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

The following table presents the balances of assets and liabilities as of March 31, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of March 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$36,873,190	$36,873,190
Cash equivalents	4,744,256	—	—	4,744,256
Total	$4,744,256	$—	$36,873,190	$41,617,446

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$23,982,777	$23,982,777
Cash equivalents	9,336,327	—	—	9,336,327
Total	$9,336,327	$—	$23,982,777	$33,319,104

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following table provides a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2025
	Loans	Warrants
Beginning balance	$23,982,777	$—
Acquisitions and originations	14,279,000	1,833,699
Principal payments on loans, net of accretion	(1,388,587)	—
Distributions to shareholder	—	(1,833,699)
Ending balance	$36,873,190	$—

There were no changes in unrealized gains (losses) from the loans still held as of March 31, 2025.

There were no Level 3 liabilities as of March 31, 2025. There were no Level 3 assets and liabilities as of March 31, 2024.

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

5.    CAPITAL STOCK

As of both March 31, 2025 and 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. As of March 31, 2025 and December 31, 2024, the Company has contributed $32.3 million and $22.3 million, respectively, to the Fund. For the three months ended March 31, 2025, the Fund has distributed $1.8 million of equity securities to the Company. There were no distributions made during the three months ended March 31, 2024.

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of March 31, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 190% and 159%, respectively.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and the lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of March 31, 2025 and December 31, 2024, the Fund’s outstanding borrowings were entirely Term SOFR Loans. The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of March 31, 2025, the Term SOFR rates were as follows:

1 - month Term SOFR	4.31937%
3 - month Term SOFR	4.28788%
6 - month Term SOFR	4.19259%
30-day Average SOFR	4.33365%

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of March 31, 2025, the remaining unamortized fees and costs amounted to $1.6 million.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base. As of March 31, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The following is the summary of the outstanding facility draws as of March 31, 2025 and December 31, 2024:

As of	Total Amount Outstanding	Loan Type	Maturity Date	Applicable SOFR Margin Range	Weighted Average All-In Interest Rate(a)
March 31, 2025	$22,000,000	Term SOFR Loan	August 1, 2027	2.504% - 2.531%	6.834%
December 31, 2024	$21,000,000	Term SOFR Loan	August 1, 2027	2.504% - 2.517%	6.913%
(a)Inclusive of applicable SOFR margin plus 1 - month Term SOFR.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of March 31, 2025 and December 31, 2024, $22.0 million and $21.0 million, respectively, was outstanding under the debt facility.

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

For the three months ended March 31, 2025, Management Fees were calculated at 1.575% of the Company's committed capital. Management Fees of $1.5 million were recognized as expenses for the three months ended March 31, 2025. There were no Management Fees for the three months ended March 31, 2024, as the Fund had not commenced investment operations.

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
Transactions with WTI Fund X, Inc. (“Fund X”)

The Manager also serves as the investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

8. TAX STATUS

The Fund had no taxable income for the three months ended March 31, 2025 and 2024. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs. However, as of March 31, 2025, no such election has yet been made.

In order to qualify for favorable tax treatment as a RIC, the Fund is required to distribute annually to its shareholder at least 90% of its investment company taxable income, as defined by the Code. To avoid federal excise taxes, the Fund must distribute annually at least 98% of its ordinary income and 98.2% of net capital gains from the current year and any undistributed ordinary income and net capital gains from the preceding years. The Fund, at its discretion, may carry forward taxable income in excess of calendar year distributions and pay a 4% excise tax on this income. If the Fund chooses to do so, all other things being equal, this would increase expenses and reduce the amount available to be distributed to its shareholder. The Fund will accrue excise tax on estimated undistributed taxable income as required.

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of March 31, 2025 and December 31, 2024:

Assets	As of March 31, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$36,873,190	$—	$—	$—
Total	$36,873,190	$—	$—	$—

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$23,982,777	$—	$—	$—
Total	$23,982,777	$—	$—	$—

There was no unrealized appreciation or depreciation related to liabilities as of March 31, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of March 31, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of March 31, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $13.3 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of March 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2025	Expiration Date
AI Tech Holdings, Inc.	Other Technology	$187,500	09/30/2025
Ava Finance, Inc.	Technology Services	1,625,000	08/31/2025
Belong, Inc.	Other Technology	250,000	08/31/2025
Biolojic Design Ltd.	Biotechnology	2,500,000	09/30/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	337,500	05/31/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Klar Holdings Limited	Technology Services	1,250,000	07/31/2025
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Last Energy, Inc.	Other Technology	1,000,000	04/30/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Total		$13,275,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	554,000	05/31/2025
Gallant Pet, Inc.	Medical Devices	375,000	02/28/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Innventure LLC	Other Technology	7,500,000	01/31/2025
Klar Holdings Limited	Technology Services	2,500,000	07/31/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Scripta Insights, Inc.	Other Technology	250,000	03/31/2025
SkySQL, Inc.	Software	250,000	07/31/2025
Truepic Inc.	Software	500,000	01/03/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$17,129,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statement of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statement of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2025. The Fund began investment operations on June 26, 2024 and therefore, no comparative information is presented for the three months ended March 31, 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

For the Three Months Ended March 31, 2025

Total return**	(4.41%)

Per share amounts:
Net asset value, beginning of period	$126.72
Net investment loss	(6.97)
Net decrease in net assets resulting from operations	(6.97)
Return of capital to shareholder	(18.34)
Contributions from shareholder	100.00
Net asset value, end of period	201.42
Net assets, end of period	20,141,756

Ratios to average net assets:
Expenses*	59.55%
Net investment loss*	(16.48%)
Portfolio turn-over rate	—%
Average debt outstanding	$23,250,000

*Annualized
**Total return amounts presented above are not annualized.

12. SUBSEQUENT EVENTS

Management evaluated subsequent events through the date of this Quarterly Report on Form 10-Q and determined that no subsequent events had occurred that would require accrual or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the new U.S. government administration, global tariff policies, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2024 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund's portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund's portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund's investments could result in future unrealized losses and therefore reduce the Fund's net assets resulting from operations.

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund's CODM, evaluate financial performance and allocate resources.

Transactions with Fund X.

The Manager also serves as the investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund's Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

In evaluating the most critical accounting policies and estimates, the Manager has identified the estimation of fair value of the Fund’s loan investments along with the completeness of loans exhibiting indicators of potential credit deterioration as the most critical of the accounting policies and accounting estimates applied to the Fund’s reporting of net assets or operating performance. In accordance with U.S. GAAP, the Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date; that is, a recovery price. The recovery price assumes the asset or liability was exchanged in an orderly transaction; it was not a forced liquidation or distressed sale. There is no readily available market price or secondary market for the loans made by the Fund to borrowers, hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to high levels of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over many of the important inputs used in determining fair value. In particular, the Manager has identified the fair value of the Fund’s loan investments that exhibit indicators of the potential for credit deterioration and the completeness of those loan investments, as a critical accounting matter that may involve significant and material estimates and inputs from the Manager in determining the fair value of those loan investments.
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

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility, Global Tariffs and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the new U.S. government administration, global tariff policies and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies, both those already funded and those in the pipeline, to proactively assess and manage potential risks. In addition, Management maintains oversight analysis of credits across the Fund's loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

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

Results of Operations - For the Three Months Ended March 31, 2025 and 2024
There is limited analysis on the operational results for the three months ended March 31, 2024 as the Fund only commenced investment operations in June 2024.
Analysis of Interest Income
Total investment income for the three months ended March 31, 2025 and 2024 was $1.8 million and $0, respectively, which primarily consisted of interest on the venture loans outstanding. The remaining income consisted of dividends on the temporary investment of cash.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended March 31, 2025.

	For the Three Months Ended March 31, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$30,554,440	$1,731,038	15.14%	7.52%

There was no interest income for the three months ended on March 31, 2024, as the Fund had not yet started its investment activities during that period.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the three months ended March 31, 2025:

	For the Three Months Ended March 31, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$23,250,000	$860,796	14.81%
The Fund established a debt facility with MUFG Bank Ltd., on August 1, 2024 to support the investment and business operations of the Fund. Consequently, no comparative information for the three months ended March 31, 2024 is provided. Interest expense includes interest on the borrowings, commitment fee on the unused portion of the deb facility and amortization of deferred costs related to the debt facility.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the three months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,
Operating Expense	2025	2024	Change ($)
Management Fees	$1,547,943	$—	$1,547,943
Banking and professional fees	67,497	23,203	44,294
Directors' fees	33,750	33,750	—
Organizational costs	—	100,916	(100,916)
Other operating expenses	8,725	12,637	(3,912)
Total Operating Expenses	$1,657,915	$170,506	$1,487,409
Management fees were calculated at 1.575% of the Company's committed capital or the three months ended March 31, 2025. There were no management fees for the three months ended March 31, 2024, as the Fund had not yet started its investment activities during that period.
Banking and professional fees increased by $44,294 for the three ended March 31, 2025 compared to the comparative periods in 2024, during which the Fund had not yet commenced investment operations.
Organizational costs decreased by $100,916 for the three months ended March 31, 2025 compared to the same period in 2024. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs included legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Other operating expenses did not materially decrease during the three months ended March 31, 2025 compared to the same period in 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2025 and 2024 were $50,555 and $0, respectively.

Net Investment Loss

Net investment loss for the three months ended March 31, 2025 and 2024 was $697,032 and $170,506, respectively.

Liquidity and Capital Resources – March 31, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of March 31, 2025 and December 31, 2024 was $32.3 million and $22.3 million, respectively. As of March 31, 2025, the Company had subscriptions for capital in the amount of $386.4 million, of which $41.9 million had been called and received. As of March 31, 2025, $344.6 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the three months ended March 31, 2025 were as follows:

For the Three Months Ended March 31, 2025
Net cash used in operating activities	$(15,589,778)
Net cash provided by financing activities	10,998,305
Net decrease in cash and cash equivalents	$(4,591,473)

The Fund had not yet commenced operations as of March 31, 2024, so no comparative data is presented.

As of March 31, 2025 and December 31, 2024, 24.55% and 75.25%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2025, $22.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $14.3 million for the three months ended March 31, 2025. Net loan amounts outstanding after amortization increased by $12.9 million for the same period. Unexpired unfunded commitments totaled $13.3 million as of March 31, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2025	$44.0 million	$7.1 million	$36.9 million	$13.3 million
December 31, 2024	$29.7 million	$5.7 million	$24.0 million	$17.1 million

The unexpired unfunded commitments by portfolio company as of March 31, 2025 and December 31, 2024 are detailed in Note 9 to the financial statements included in this filing.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2025, the outstanding debt balance was $22.0 million at a floating interest rate based on a Term SOFR Rate of 4.32%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(98,885)	$440,000	$341,115
(1.00)%	$(49,443)	$220,000	$170,557
(0.50)%	$(24,721)	$110,000	$85,279
0.50%	$24,721	$(110,000)	$(85,279)
1.00%	$49,443	$(220,000)	$(170,557)
2.00%	$98,885	$(440,000)	$(341,115)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

Global Economic Conditions

The U.S. presidential administration has introduced significant changes in trade and regulatory policies, including tariffs, trade restrictions, and enforcement measures that could affect cross-border commerce and foreign business operations. The effect on global economic growth and trade of these measures remains uncertain, and could disrupt global trade flows and increase operational costs for companies.

Given the expanding scope of trade restrictions and the uncertainty surrounding future policies of the U.S. presidential administration, the Fund can provide no assurances regarding the full extent of any potential impact on its operations. To the extent that changes in the political or regulatory environment due to the imposition of tariffs or other measures negatively impact the Fund or the markets in which it operates, the Fund’s business, financial condition, and results of operations could be materially and adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended March 31, 2025, no director or officer of the Fund adopted or terminated a "Rule 10b5-1 trading arrangement" or a "non-Rule 10b5-1 trading arrangement" (in each case, as defined in Item 408 of Regulation S-K).

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 14, 2025		Date:	May 14, 2025