Form 10-Q
period 2025-06-30
WTI Fund XI, Inc.
filed 2025-08-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2025
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of June 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2025 AND DECEMBER 31, 2024

	June 30, 2025	December 31, 2024
ASSETS

Loans, at estimated fair value
(amortized cost of $40,866,768 and $23,982,777, respectively)	$40,866,768	$23,982,777
Cash and cash equivalents	3,912,239	9,535,729
Dividend and interest receivables	788,260	495,733
Other assets	1,413,702	1,759,902
Total assets	46,980,969	35,774,141

LIABILITIES
Borrowings under debt facility	26,000,000	21,000,000
Accrued management fees	1,533,485	1,655,566
Accounts payable and other accrued liabilities	560,726	446,088
Total liabilities	28,094,211	23,101,654

NET ASSETS	$18,886,758	$12,672,487

Analysis of Net Assets:

Capital paid in on shares of capital stock	$32,325,000	$22,325,000
Cumulative return of capital distributions	(8,734,164)	(5,909,639)
Total distributable losses	(4,704,078)	(3,742,874)
Net assets (equivalent to $188.87 and $126.72 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$18,886,758	$12,672,487

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$17,562,500	$17,129,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Three Months Ended June 30, 2025	For the Three Months Ended June 30, 2024*	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024*

INVESTMENT INCOME:
Interest on loans	$2,261,659	$5,406	$3,992,697	$5,406
Other income	49,142	1,486	139,783	1,486
Total investment income	2,310,801	6,892	4,132,480	6,892

EXPENSES:
Management fees	1,533,485	$62,991	$3,081,428	$62,991
Interest expense	883,477	—	1,744,274	—
Banking and professional fees	88,518	92,816	156,015	116,018
Directors' fees	33,750	33,750	67,500	67,500
Organizational costs	—	144,294	—	245,210
Other operating expenses	35,743	20,999	44,467	33,637
Total expenses	2,574,973	354,850	5,093,684	525,356
Net investment loss	(264,172)	(347,958)	(961,204)	(518,464)

Net decrease in net assets resulting from operations	$(264,172)	$(347,958)	$(961,204)	$(518,464)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(2.64)	$(3.48)	$(9.61)	$(5.18)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

*The Fund commenced investment operations on June 26, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2024	100,000	$100	$24,900	$—	$(444,304)	$(419,304)
Net decrease in net assets resulting from operations	—	—	—	—	(347,958)	(347,958)
Return of capital to shareholder				(148,467)	—	(148,467)
Contributions from shareholder	—	—	4,500,000	—	—	4,500,000
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271

Balance at March 31, 2025	100,000	$100	$32,324,900	$(7,743,338)	$(4,439,906)	$20,141,756
Net decrease in net assets resulting from operations	—	—	—	—	(264,172)	(264,172)
Return of capital to shareholder	—	—	—	(990,826)	—	(990,826)
Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758

Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(518,464)	(518,464)
Return of capital to shareholder	—	—	—	(148,467)	—	(148,467)
Contributions from shareholder	—	—	4,500,000	—	—	4,500,000
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271

Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(961,204)	(961,204)
Return of capital to shareholder	—	—	—	(2,824,525)	—	(2,824,525)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(961,204)	$(518,464)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility	333,516	—
Origination of loans	(18,304,000)	(2,500,000)
Principal payments on loans, net of accretion	795,138	155,654
Acquisition of equity securities	(2,199,654)	(148,467)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(292,527)	(6,891)
Net (increase) decrease in other assets	14,379	(6,524)
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	(7,443)	565,630
Net cash used in operating activities	(20,621,795)	(2,459,062)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	10,000,000	4,500,000
Borrowings under debt facility	8,000,000	—
Repayments of borrowings under debt facility	(3,000,000)	—
Payments of bank facility fees and costs	(1,695)	—
Net cash provided by financing activities	14,998,305	4,500,000

Net increase (decrease) in cash and cash equivalents	(5,623,490)	2,040,938

CASH AND CASH EQUIVALENTS:
Beginning of period	9,535,729	25,000
End of period	$3,912,239	$2,065,938

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,455,101	$—
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,824,525	$148,467
Receipt of equity securities as repayment of loans	$624,871	$—

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$1,250,000	$1,213,097	$1,213,097	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,309,343	$2,309,343	7/1/2028
	Biolojic Design Ltd. Subtotal ** ^					3,750,000	3,522,440	3,522,440
Biotechnology Total		18.7%				$3,750,000	$3,522,440	$3,522,440

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$218,310	$218,310	7/1/2028
Computers & Storage		1.2%				$250,000	$218,310	$218,310

Internet
	Realm Living, Inc.		Senior Secured	12.5%		$447,194	$423,628	$423,628	6/1/2027
Internet		2.2%				$447,194	$423,628	$423,628

Medical Devices
	Gallant Pet, Inc.		Senior Secured	13.3%		$625,000	$562,650	$562,650	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		$375,000	$374,999	$374,999	5/1/2028
	Gallant Pet, Inc. Subtotal					1,000,000	937,649	937,649
Medical Devices Total		5.0%				$1,000,000	$937,649	$937,649

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,750,000	$2,872,023	$2,872,023	4/1/2028
Other Healthcare		15.2%				$3,750,000	$2,872,023	$2,872,023

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$187,500	$161,886	$161,886	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		500,000	328,713	328,713	3/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	354,582	354,582	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	342,451	342,451	7/1/2028
	Carbon Ridge, Inc. Subtotal					750,000	697,033	697,033
	Creoate Limited ** ^		Senior Secured	12.8%		175,000	172,724	172,724	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		155,000	141,410	141,410	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,414	160,414	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,552	160,552	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,878	160,878	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		54,000	53,430	53,430	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,795	160,795	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		216,000	213,840	213,840	5/1/2028
	Creoate Limited Subtotal ** ^					1,250,000	1,224,043	1,224,043
	Gold Words, LLC		Senior Secured	12.0%		214,338	208,050	208,050	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,750,000	1,156,900	1,156,900	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,060,175	2,060,175	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,387,589	2,387,589	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		1,500,000	1,363,964	1,363,964	4/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,875,000	1,548,306	1,548,306	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		750,000	707,934	707,934	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,500,000	2,402,298	2,402,298	1/1/2028
Other Technology Total		75.4%				$18,776,838	$14,246,891	$14,246,891

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date

Software
	AI Netomi, Inc.		Senior Secured	12.0%		$750,000	$750,000	$750,000	8/1/2028
	AI Netomi, Inc.		Senior Secured	12.0%		1,700,117	1,568,991	1,568,991	11/1/2027
	AI Netomi, Inc. Subtotal					2,450,117	2,318,991	2,318,991
	APIsecAI, Inc.		Senior Secured	12.0%		500,000	458,385	458,385	5/1/2028
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	143,529	143,529	11/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.7%	750,000	705,789	705,789	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,161,429	4,535,582	4,535,582	9/1/2028
	SkySQL, Inc.		Senior Secured	11.3%		250,000	233,459	233,459	10/1/2028
	Truepic Inc.		Senior Secured	12.3%		250,000	206,148	206,148	12/1/2027
	Truepic Inc.		Senior Secured	12.3%		500,000	484,468	484,468	5/1/2028
	Truepic Inc. Subtotal					750,000	690,616	690,616
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	496,826	496,826	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	716,970	716,970	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	743,843	743,843	5/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	1,957,639	1,957,639
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,675,000	1,592,242	1,592,242	11/1/2027
Software Total		66.9%				$13,724,046	$12,636,232	$12,636,232

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$191,908	$191,908	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,320	244,320	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	122,067	122,067	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,093	244,093	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	243,850	243,850	1/1/2029
	Ava Finance, Inc. Subtotal					1,125,000	1,046,238	1,046,238
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,224,347	1,224,347	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,115,038	1,115,038	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,225,477	1,225,477	4/1/2028
	Klar Holdings Limited Subtotal ** ^					3,750,000	3,564,862	3,564,862
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	1,000,000	935,948	935,948	1/1/2028
Technology Services Total		29.4%				$5,875,000	$5,547,048	$5,547,048

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$462,547	$462,547	12/1/2027
Wireless		2.4%				$500,000	$462,547	$462,547

	Grand Total	216.4%				$48,073,078	$40,866,768	$40,866,768

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class X	FGXXX	19.7%	3,712,239	$3,712,239	$3,712,239
Total Cash Equivalents		19.7%	3,712,239	$3,712,239	$3,712,239
**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2025, 26.3% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2025, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2024

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Internet
	Realm Living, Inc.		Senior Secured	12.5%		$500,000	$467,772	$467,772	12/1/2027
Internet Total		3.7%				$500,000	$467,772	$467,772

Medical Devices
	Gallant Pet, Inc.		Senior Secured	13.3%		$625,000	$548,324	$548,324	5/1/2028
Medical Devices Total		4.3%				$625,000	$548,324	$548,324

Other Technology
	Carbon Ridge, Inc.		Senior Secured	12.5%		$375,000	$335,045	$335,045	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		155,000	137,763	137,763	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,470	160,470	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,158	160,158	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		216,000	213,266	213,266	5/1/2028
	Creoate Limited Subtotal ** ^					696,000	671,657	671,657
	Gold Words, LLC		Senior Secured	12.0%		250,000	241,380	241,380	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,750,000	1,018,304	1,018,304	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,151,373	2,151,373	6/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,875,000	1,441,132	1,441,132	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		750,000	697,305	697,305	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,500,000	2,372,752	2,372,752	1/1/2028
Other Technology Total		70.5%				$13,196,000	$8,928,948	$8,928,948

Software
	AI Netomi, Inc.		Senior Secured	12.0%		$1,750,000	$1,573,546	$1,573,546	11/1/2027
	Manifold Inc.		Senior Secured	12.0%	6.7%	750,000	685,974	685,974	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	2,499,999	2,499,999	9/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		2,500,000	1,941,808	1,941,808	8/1/2028
	Merlyn Mind, Inc. Subtotal					5,000,000	4,441,807	4,441,807
	Truepic Inc.		Senior Secured	12.3%		250,000	192,996	192,996	12/1/2027
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	489,840	489,840	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	689,407	689,407	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	733,705	733,705	5/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	1,912,952	1,912,952
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,675,000	1,549,595	1,549,595	11/1/2027
Software Total		81.8%				$11,425,000	$10,356,870	$10,356,870

Technology Services
	Klar Holdings Limited ** ^		Senior Secured	12.5%		$1,250,000	$1,217,845	$1,217,845	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,080,158	1,080,158	3/1/2028
	Klar Holdings Limited Subtotal ** ^					2,500,000	2,298,003	2,298,003
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	1,000,000	912,197	912,197	1/1/2028
Technology Services Total		25.3%				$3,500,000	$3,210,200	$3,210,200

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.2%	$250,000	$243,198	$243,198	1/1/2028
	Juvo Mobile, Inc. **		Senior Secured	12.5%	4.5%	250,000	227,465	227,465	1/1/2028
	Juvo Mobile, Inc. Subtotal **					500,000	470,663	470,663
Wireless Total		3.7%				$500,000	$470,663	$470,663

	Grand Total	189.3%				$29,746,000	$23,982,777	$23,982,777

	Ticker Symbol	Percent of Net Assets	Number of Shares	Cost	Fair Value
Cash Equivalents
First American Government Obligations Fund - Class X	FGXXX	73.7%	9,336,327	$9,336,327	$9,336,327
Total Cash Equivalents		73.7%	9,336,327	$9,336,327	$9,336,327
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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and money market mutual funds with maturities of, or the ability to redeem or liquidate holdings within, 90 days or less. Cash and cash equivalents are held in four bank accounts with two financial institutions, Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”) and U.S. Bank National Association (“US Bank”), and as a result are subject to custodial concentration risk for cash and cash equivalents. Any cash held at US Bank in excess of the Federal Deposit Insurance Corporation (“FDIC”) limit of $250,000 is uninsured by the FDIC, while all cash held at MUFG Bank amounting to $200,000 and $199,402 as of June 30, 2025 and December 31, 2024, respectively, is uninsured by the FDIC. Money market mutual funds held as cash equivalents are valued at their most recently traded net asset value. Within cash and cash equivalents, as of June 30, 2025, the Fund held 3,712,239 units in the First American Government Obligations Fund Class X (Ticker Symbol: FGXXX) valued at $1 per unit at a yield of 4.26% and $200,000 in cash, which together represented 20.71% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 9,336,327 units in the First American Government Obligations Fund Class X (Ticker Symbol: FGXXX) valued at $1 per unit at a yield of 4.39%, and $199,402 in cash, which together represented 75.25% of the net assets of the Fund.

Interest on Loans

Interest income on loans is recognized on an accrual basis using the effective interest method including amounts resulting from the accretion of discount on loans from warrants included as additional compensation as part of the loan agreements. Additionally, fees received as part of the transaction are added to the loan discount and accreted over the life of the loan.

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

As of June 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $40.9 million and $24.0 million, respectively (or 87.0% and 67.0% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of June 30, 2025 and December 31, 2024, no loans were classified as non-accrual.

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

The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of June 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2025 and December 31, 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following table shows the weighted-average interest rate of the loans:

Performing Loans	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025
Weighted-Average Interest Rate – Cash	15.17%	15.28%
Weighted Average Interest Rate – Non-Cash	8.00%	7.86%
Weighted-Average Interest Rate	23.17%	23.14%

As the Fund only commenced its investment activities on June 26, 2024, there is not enough information available to provide meaningful information about the weighted-average interest rate of the loan balance for the three and six months ended June 30, 2024. Accordingly, no comparative information is provided.

All loans held as of June 30, 2025 and 2024 are classified as performing loans.

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

All loans as of June 30, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of June 30, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $17.6 million and $17.1 million, respectively. Refer to Note 6 for additional information about the debt facility which was established in August 2024, therefore no comparative information is provided.

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

There were no transfers in or out of Level 1, 2 or 3 during the six months ended June 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,522,440	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Computers & Storage	218,310	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	423,628	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%
Medical Devices	937,649	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Other Healthcare	2,872,023	Most advantageous market analysis	Most advantageous market effective yield rate	32% *	32%
Other Technology	14,246,891	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	19%
Software	12,636,232	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 27%	19%
Technology Services	5,547,048	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 19%	16%
Wireless	462,547	Most advantageous market analysis	Most advantageous market effective yield rate	20% *	20%

Total Loan Investments	$40,866,768
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$467,772	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Medical Devices	548,324	Most advantageous market analysis	Most advantageous market effective yield rate	21%*	21%
Other Technology	8,928,948	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 30%	20%
Software	10,356,870	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 30%	19%
Technology Services	3,210,200	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 20%	18%
Wireless	470,663	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%

Total Loan Investments	$23,982,777
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of June 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of June 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$40,866,768	$40,866,768
Cash equivalents	3,712,239	—	—	3,712,239
Total	$3,712,239	$—	$40,866,768	$44,579,007

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$23,982,777	$23,982,777
Cash equivalents	9,336,327	—	—	9,336,327
Total	$9,336,327	$—	$23,982,777	$33,319,104

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Loans	Warrants	Loans	Warrants
Beginning balance	$36,873,190	$—	$23,982,777	$—
Acquisitions and originations	4,025,000	990,826	18,304,000	2,824,525
Principal payments on loans, net of accretion	(31,422)	—	(1,420,009)	—
Distributions to shareholder	—	(990,826)	—	(2,824,525)
Ending balance	$40,866,768	$—	$40,866,768	$—

	For the Three Months Ended June 30, 2024		For the Six Months Ended June 30, 2024
	Loans	Warrants	Loans	Warrants
Beginning balance	$—	$—	$—	$—
Acquisitions and originations	2,500,000	148,467	2,500,000	148,467
Principal payments on loans, net of accretion	(155,654)	—	(155,654)	—
Distributions to shareholder	—	(148,467)	—	(148,467)
Ending balance	$2,344,346	$—	$2,344,346	$—

There were no changes in unrealized gains (losses) from the loans still held as of June 30, 2025 and 2024.

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

5.    CAPITAL STOCK

As of both June 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of June 30, 2025 and December 31, 2024, was $387.4 million and $380.7 million, respectively. Total contributed capital to the Company as of June 30, 2025 and December 31, 2024, was $41.9 million and $30.5 million, respectively, of which $32.3 million and $22.3 million were contributed to the Fund, respectively. For the six months ended June 30, 2025 and 2024, the Fund has distributed $2.8 million and $0.1 million, respectively, of equity securities to the Company.

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 172% and 159%, respectively.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of June 30, 2025 and December 31, 2024, the Fund’s outstanding borrowings were entirely Term SOFR Loans. The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of June 30, 2025, the Term SOFR rates were as follows:

1 - month Term SOFR	4.32229%
3 - month Term SOFR	4.29235%
6 - month Term SOFR	4.14656%
30-day Average SOFR	4.31926%

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of June 30, 2025 and December 31, 2024, the remaining unamortized fees and costs amounted to $1.4 million and $1.7 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base. As of June 30, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The following is the summary of the outstanding facility draws as of June 30, 2025 and December 31, 2024:

As of	Total Amount Outstanding	Loan Type	Maturity Date	Applicable SOFR Margin Range	Weighted Average All-In Interest Rate(a)
June 30, 2025	$26,000,000	Term SOFR Loan	August 1, 2027	2.556% - 2.556%	6.883%
December 31, 2024	$21,000,000	Term SOFR Loan	August 1, 2027	2.504% - 2.517%	6.913%
(a)Inclusive of applicable SOFR margin plus 1 - month Term SOFR.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of June 30, 2025 and December 31, 2024, $26.0 million and $21.0 million, respectively, was outstanding under the debt facility.

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

For the three and six months ended June 30, 2025 and for the period from June 25, 2024 (initial capital call due date) through June 30, 2024, Management Fees were calculated at 1.575% of the Company's committed capital.

Management Fees of $1.5 million and $3.1 million were recognized as expenses for the three and six months ended June 30, 2025, respectively. Management Fees of $0.1 million were recognized as expenses for the period from June 25, 2024 through June 30, 2024.

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

8. TAX STATUS

The Fund had no taxable income for the three and six months ended June 30, 2025 and 2024. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs. However, as of June 30, 2025, no such election has yet been made.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of June 30, 2025 and December 31, 2024:

Assets	As of June 30, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$40,866,768	$—	$—	$—
Total	$40,866,768	$—	$—	$—

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$23,982,777	$—	$—	$—
Total	$23,982,777	$—	$—	$—

There was no unrealized appreciation or depreciation related to liabilities as of June 30, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of June 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of June 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $17.6 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of June 30, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2025	Expiration Date
Abacum, Inc.	Software	$5,000,000	03/31/2027
AI Tech Holdings, Inc.	Other Technology	187,500	09/30/2025
APIsecAI, Inc.	Software	250,000	12/31/2025
Ava Finance, Inc.	Technology Services	1,000,000	08/31/2025
Belong, Inc.	Other Technology	250,000	08/31/2025
Biolojic Design Ltd.	Biotechnology	1,250,000	09/30/2025
Censia Inc.	Software	2,500,000	12/31/2025
Confirm HR, Inc.	Software	250,000	12/31/2025
Klar Holdings Limited	Technology Services	1,250,000	07/31/2025
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Total		$17,562,500

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	554,000	05/31/2025
Gallant Pet, Inc.	Medical Devices	375,000	02/28/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Innventure LLC	Other Technology	7,500,000	01/31/2025
Klar Holdings Limited	Technology Services	2,500,000	07/31/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Scripta Insights, Inc.	Other Technology	250,000	03/31/2025
SkySQL, Inc.	Software	250,000	07/31/2025
Truepic Inc.	Software	500,000	01/03/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$17,129,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2025 and 2024. The Fund began investment operations on June 26, 2024 and therefore, the comparative information presented is calculated from this date through June 30, 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2025	For the Period Ended June 30, 2024 (a)

Total return**	(1.31%)	(5.66%)	(0.13%)	(b)

Per share amounts:
Net asset value, beginning of period	$201.42	$126.72	$(7.63)
Net investment loss	(2.64)	(9.61)	(0.05)
Net decrease in net assets resulting from operations	(2.64)	(9.61)	(0.05)
Return of capital to shareholder	(9.91)	(28.24)	(1.48)
Contributions from shareholder	—	100.00	45.00
Net asset value, end of period	188.87	188.87	35.84
Net assets, end of period	18,886,758	$18,886,758	$3,584,271

Ratios to average net assets:

Expenses*	51.17%	54.97%	22.79%
Net investment loss*	(5.25%)	(10.37%)	(9.21%)
Portfolio turn-over rate	—%	—%	—%
Average debt outstanding	$25,000,000	$24,428,571	$—

(a) From June 26, 2024, commencement of investment operations, through June 30, 2024.
(b) Purchase price per share of $0.25 reduced by $7.88 per share of organizational costs and expenses incurred prior to commencement of investment operations.
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
Critical judgments and inputs in determining the fair value of a loan include the estimated timing and amount of future cash flows and probability of future payments, based on the assessment of payment history, available cash and “burn rate,” revenues, net income or loss, operating results, financial strength of borrower, prospects for the borrower’s raising future equity rounds, likelihood of sale or acquisition of the borrower, length of expected holding period of the loan, collateral position, the timing and amount of liquidation of collateral for loans that are experiencing significant credit deterioration and, as a result, collection becomes collateral-dependent, as well as an evaluation of the general interest rate environment. Management has evaluated these factors and has concluded that the effect of a deterioration in the quality of the underlying collateral, increase in the size of the loan, increase in the estimated time to recovery, and increase in the effective yield rate would each have the effect of decreasing the fair value of loan investments. The risk profile of a loan changes when events occur that impact the credit analysis of the borrower and the loan. Such changes result in the fair value being adjusted from par value of the individual loan. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all loans approximates fair value.
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

Results of Operations - For the Three and Six Months Ended June 30, 2025 and 2024
There is limited analysis on the operational results for the three and six months ended June 30, 2024 as the Fund only commenced investment operations in June 2024.
Analysis of Interest Income
Total investment income for the three and six months ended June 30, 2025 was $2.3 million and $4.1 million, respectively. Total investment income for both the three and six months ended June 30, 2024, was $6,892. Investment income primarily consisted of interest on the venture loans outstanding. The remaining income consisted of dividends on the temporary investment of cash.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for all loans as all loans are performing for the three and six months ended June 30, 2025.

	For the Three Months Ended June 30, 2025				For the Six Months Ended June 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$39,055,294	$2,261,659	15.17%	8.00%	$34,509,392	$3,992,697	15.28%	7.86%

As the Fund only commenced its investment activities on June 26, 2024, there is not enough information available to provide meaningful information about the weighted-average interest rate of the loan balance for the three and six months ended June 30, 2024. Accordingly, no comparative information is provided.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the three and six months ended June 30, 2025:

	For the Three Months Ended June 30, 2025			For the Six Months Ended June 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Income	Weighted Average Interest Expense Rate
Debt Facility	$25,000,000	$883,477	14.14%	$24,428,571	$1,744,274	14.28%

The Fund established a debt facility with MUFG Bank Ltd., on August 1, 2024 to support the investment and business operations of the Fund. Consequently, no comparative information for the three and six months ended June 30, 2024 is provided. Interest expense includes interest on the borrowings, commitment fee on the unused portion of the deb facility and amortization of deferred costs related to the debt facility.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and six months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$1,533,485	$62,991	$1,470,494	$3,081,428	$62,991	$3,018,437
Banking and professional fees	88,518	92,816	(4,298)	156,015	116,018	39,997
Directors' fees	33,750	33,750	—	67,500	67,500	—
Organizational costs	—	144,294	(144,294)	—	245,210	(245,210)
Other operating expenses	35,743	20,999	14,744	44,467	33,637	10,830
Total Operating Expenses	$1,691,496	$354,850	$1,336,646	$3,349,410	$525,356	$2,824,054
Management Fees were calculated at 1.575% of the Company's committed capital for the three and six months ended June 30, 2025 and for the period from June 25, 2024 through June 30, 2024.
Banking and professional fees did not materially decrease for the three months ended June 30, 2025 compared to the same period in 2024. Banking and professional fees increased by $39,997 for the six months ended June 30, 2025 compared to the comparative periods in 2024 due to the increase in legal fees related to client acquisition, audit and tax fees and consulting fees.
Organizational costs decreased by $144,294 and $245,210 for the three and six months ended June 30, 2025, respectively, compared to the same periods in 2024. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs included legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Other operating expenses did not materially decrease during the three and six months ended June 30, 2025 compared to the same periods in 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended June 30, 2025 and 2024 were $50,555 and $12,491, respectively. Non-recurring fees for the six months ended June 30, 2025 and 2024 were $73,913 and $12,491, respectively.

Net Investment Loss

Net investment loss for the three months ended June 30, 2025 and 2024 was $264,172 and $347,958, respectively. Net investment loss for the six months ended June 30, 2025 and 2024 was $961,204 and $518,464, respectively.

Liquidity and Capital Resources – June 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of June 30, 2025 and December 31, 2024 was $32.3 million and $22.3 million, respectively. As of June 30, 2025, the Company had subscriptions for capital in the amount of $387.4 million, of which $41.9 million had been called and received. As of June 30, 2025, $345.6 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.
The changes in cash for the six months ended June 30, 2025 and 2024 were as follows:

	For the Six Months Ended June 30, 2025	For the Six Months Ended June 30, 2024
Net cash used in operating activities	$(20,621,795)	$(2,459,062)
Net cash provided by financing activities	14,998,305	4,500,000
Net increase (decrease) in cash and cash equivalents	$(5,623,490)	$2,040,938

As of June 30, 2025 and December 31, 2024, 20.71% and 75.25%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of June 30, 2025, $26.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $18.3 million for the six months ended June 30, 2025. Net loan amounts outstanding after amortization increased by $16.9 million for the same period. Unexpired unfunded commitments totaled $17.6 million as of June 30, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2025	$48.1 million	$7.2 million	$40.9 million	$17.6 million
December 31, 2024	$29.7 million	$5.7 million	$24.0 million	$17.1 million

The unexpired unfunded commitments by portfolio company as of June 30, 2025 and December 31, 2024 are detailed in Note 9 to the financial statements included in this filing.

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

As the Fund ramps up its investment activities, the Fund is expected to have access to the Company's uncalled capital commitments, future loan receivable payments and capital from the Fund's debt facility as liquidity sources. The Fund will regularly evaluate future potential liquidity resources and demands before making future commitments.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2025, the outstanding debt balance was $26.0 million at a floating interest rate based on a Term SOFR Rate of 4.33%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense, realized gain from investments and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances.

Effect of Interest Rate Change By	Increase (Decrease) Other Income	(Increase) Decrease Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(78,245)	$520,000	$441,755
(1.00)%	$(39,122)	$260,000	$220,878
(0.50)%	$(19,561)	$130,000	$110,439
0.50%	$19,561	$(130,000)	$(110,439)
1.00%	$39,122	$(260,000)	$(220,878)
2.00%	$78,245	$(520,000)	$(441,755)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

During the fiscal quarter ended June 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	August 13, 2025		Date:	August 13, 2025