Form 10-Q
period 2025-09-30
WTI Fund XI, Inc.
filed 2025-11-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2025
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2025 and December 31, 2024

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2025 and 2024

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2025 and 2024

Condensed Schedules of Investments (Unaudited)
As of September 30, 2025 and December 31, 2024

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2025 AND DECEMBER 31, 2024

	September 30, 2025	December 31, 2024
ASSETS

Loans, at estimated fair value
(amortized cost of $45,302,454 and $23,982,777, respectively)	$45,302,454	$23,982,777
Cash and cash equivalents	7,059,799	9,535,729
Dividend and interest receivables	828,231	495,733
Other assets	1,339,567	1,759,902
Total assets	54,530,051	35,774,141

LIABILITIES
Borrowings under debt facility	34,000,000	21,000,000
Accrued management fees	1,562,536	1,655,566
Accounts payable and other accrued liabilities	806,886	446,088
Total liabilities	36,369,422	23,101,654

NET ASSETS	$18,160,629	$12,672,487

Analysis of Net Assets:

Capital paid in on shares of capital stock	$32,325,000	$22,325,000
Cumulative return of capital distributions	(9,383,280)	(5,909,639)
Total distributable losses	(4,781,091)	(3,742,874)
Net assets (equivalent to $181.61 and $126.72 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$18,160,629	$12,672,487

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$18,250,000	$17,129,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024*

INVESTMENT INCOME:
Interest on loans	$2,545,712	$376,841	$6,538,409	$382,246
Other income	29,717	78,793	169,500	80,279
Total investment income	2,575,429	455,634	6,707,909	462,525

EXPENSES:
Management fees	1,562,536	$1,402,657	$4,643,964	$1,465,648
Interest expense	980,993	383,948	2,725,266	383,948
Banking and professional fees	40,603	36,192	196,618	152,211
Directors' fees	33,750	33,750	101,250	101,250
Organizational costs	—	2,065	—	247,275
Other operating expenses	34,560	48,100	79,028	81,735
Total expenses	2,652,442	1,906,712	7,746,126	2,432,067
Net investment loss	(77,013)	(1,451,078)	(1,038,217)	(1,969,542)

Net decrease in net assets resulting from operations	$(77,013)	$(1,451,078)	$(1,038,217)	$(1,969,542)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(0.77)	$(14.51)	$(10.38)	$(19.70)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

*The Fund commenced investment operations on June 26, 2024.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2024	100,000	$100	$4,524,900	$(148,467)	$(792,262)	$3,584,271
Net decrease in net assets resulting from operations	—	—	—	—	(1,451,078)	(1,451,078)
Return of capital to shareholder	—	—	—	(1,751,699)	—	(1,751,699)
Contributions from shareholder	—	—	10,500,000	—	—	10,500,000
Balance at September 30, 2024	100,000	$100	$15,024,900	$(1,900,166)	$(2,243,340)	$10,881,494

Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758
Net decrease in net assets resulting from operations	—	—	—	—	(77,013)	(77,013)
Return of capital to shareholder	—	—	—	(649,116)	—	(649,116)
Balance at September 30, 2025	100,000	$100	$32,324,900	$(9,383,280)	$(4,781,091)	$18,160,629

Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(1,969,542)	(1,969,542)
Return of capital to shareholder	—	—	—	(1,900,166)	—	(1,900,166)
Contributions from shareholder	—	—	15,000,000	—	—	15,000,000
Balance at September 30, 2024	100,000	$100	$15,024,900	$(1,900,166)	$(2,243,340)	$10,881,494

Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(1,038,217)	(1,038,217)
Return of capital to shareholder	—	—	—	(3,473,641)	—	(3,473,641)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at September 30, 2025	100,000	$100	$32,324,900	$(9,383,280)	$(4,781,091)	$18,160,629

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(1,038,217)	$(1,969,542)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility	500,535	110,747
Origination of loans	(23,054,000)	(16,080,000)
Principal payments on loans, net of accretion	1,109,452	1,935,865
Acquisition of equity securities	(2,848,770)	(1,900,166)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(332,498)	(224,133)
Net increase in other assets	(61,155)	(34,550)
Net increase in accounts payable, other accrued liabilities and accrued management fees	267,768	1,420,410
Net cash used in operating activities	(25,456,885)	(16,741,369)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	10,000,000	15,000,000
Borrowings under debt facility	16,000,000	15,000,000
Repayments of borrowings under debt facility	(3,000,000)	—
Payments of bank facility fees and costs	(19,045)	(1,993,446)
Net cash provided by financing activities	22,980,955	28,006,554

Net increase (decrease) in cash and cash equivalents	(2,475,930)	11,265,185

CASH AND CASH EQUIVALENTS:
Beginning of period	9,535,729	25,000
End of period	$7,059,799	$11,290,185

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$2,261,996	$58,602
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$3,473,641	$1,900,166
Receipt of equity securities as repayment of loans	$624,871	$—

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$1,250,000	$1,219,148	$1,219,148	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,337,916	$2,337,916	7/1/2028
	Biolojic Design Ltd. Subtotal ** ^					3,750,000	3,557,064	3,557,064
Biotechnology Total		19.6%				$3,750,000	$3,557,064	$3,557,064

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$225,133	$225,133	7/1/2028
Computers & Storage Total		1.2%				$250,000	$225,133	$225,133

Internet
	Realm Living, Inc.		Senior Secured	12.5%		$417,520	$398,577	$398,577	6/1/2027
Internet Total		2.2%				$417,520	$398,577	$398,577

Medical Devices
	Gallant Pet, Inc.		Senior Secured	13.0%		$375,000	$374,999	$374,999	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		$625,000	$570,458	$570,458	5/1/2028
	Gallant Pet, Inc. Subtotal					1,000,000	945,457	945,457
Medical Devices Total		5.2%				$1,000,000	$945,457	$945,457

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,750,000	$2,981,061	$2,981,061	4/1/2028
Other Healthcare Total		16.5%				$3,750,000	$2,981,061	$2,981,061

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$187,500	$165,667	$165,667	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		250,000	214,980	214,980	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		500,000	340,029	340,029	3/1/2029
	Belong, Inc. Subtotal					750,000	555,009	555,009
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	346,459	346,459	7/1/2028
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	356,500	356,500	1/1/2029
	Carbon Ridge, Inc. Subtotal					750,000	702,959	702,959
	Creoate Limited ** ^		Senior Secured	12.8%		147,145	135,516	135,516	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		175,000	172,950	172,950	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,632	160,632	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		210,558	208,703	208,703	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	161,094	161,094	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,764	160,764	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	161,011	161,011	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		54,000	53,499	53,499	8/1/2028
	Creoate Limited Subtotal ** ^					1,236,703	1,214,169	1,214,169
	Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,141,252	1,141,252	4/1/2029
	Gold Words, LLC		Senior Secured	12.0%		195,751	190,536	190,536	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,712,817	1,193,727	1,193,727	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,304,753	2,304,753	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,415,542	2,415,542	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		1,500,000	1,381,971	1,381,971	4/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,875,000	1,608,773	1,608,773	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		750,000	713,649	713,649	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,359,511	2,277,521	2,277,521	1/1/2028
Other Technology Total		87.4%				$20,067,282	$15,865,528	$15,865,528

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Software
	AI Netomi, Inc.		Senior Secured	12.0%		$750,000	$750,000	$750,000	8/1/2028
	AI Netomi, Inc.		Senior Secured	12.0%		1,546,775	1,438,454	1,438,454	11/1/2027
	AI Netomi, Inc. Subtotal					2,296,775	2,188,454	2,188,454
	APIsecAI, Inc.		Senior Secured	12.0%		500,000	463,306	463,306	5/1/2028
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	149,345	149,345	11/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.7%	750,000	716,531	716,531	5/1/2028
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,328,069	4,777,453	4,777,453	9/1/2028
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	3,000,000	2,560,501	2,560,501	10/1/2026
	Truepic Inc.		Senior Secured	12.3%		228,386	191,625	191,625	12/1/2027
	Truepic Inc.		Senior Secured	12.3%		500,000	486,490	486,490	5/1/2028
	Truepic Inc. Subtotal					728,386	678,115	678,115
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	749,325	749,325	5/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	500,605	500,605	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	732,204	732,204	3/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	1,982,134	1,982,134
	ZeroCater, Inc.		Senior Secured	12.5%	4.0%	1,621,398	1,561,770	1,561,770	11/1/2027
Software Total		83.0%				$16,412,128	$15,077,609	$15,077,609

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$197,831	$197,831	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,070	245,070	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	122,519	122,519	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,809	244,809	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,420	244,420	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,196	244,196	2/1/2029
	Ava Finance, Inc. Subtotal					1,375,000	1,298,845	1,298,845
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,134,085	1,134,085	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,228,856	1,228,856	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,250,000	1,227,693	1,227,693	5/1/2028
	Klar Holdings Limited Subtotal ** ^					3,750,000	3,590,634	3,590,634
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	943,438	892,139	892,139	1/1/2028
Technology Services Total		31.8%				$6,068,438	$5,781,618	$5,781,618

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$470,407	$470,407	12/1/2027
		2.6%				$500,000	$470,407	$470,407

	Grand Total	249.5%				$52,215,368	$45,302,454	$45,302,454
**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2025, 23.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2025, all loans were made to non-affiliates.

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

In the Manager’s opinion, the accompanying condensed interim financial statements (hereafter referred to as “financial statements”) include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of financial position and results of operations for interim periods. Certain information and note disclosures normally included in audited annual financial statements prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) have been omitted; however, the Fund believes that the disclosures made are adequate to make the information presented not misleading. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of what the results would be for a full year. These financial statements should be read in conjunction with the financial statements and the notes included in the Fund’s Annual Report on Form 10-K for the year ended December 31, 2024.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of cash on hand and investments in money market mutual funds with original maturities of 90 days or less. Investments in money market mutual funds are valued at net asset value, which approximates fair value.

As of September 30, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank. All cash held at MUFG Bank is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000, expose the Fund to a concentration of credit risk.

As of September 30, 2025, the Fund held $7,059,799 in cash, including $200,000 at MUFG Bank, which represented 38.9% of the net assets of the Fund. Within cash and cash equivalents, as of December 31, 2024, the Fund held 9,336,327 units in the First American Government Obligation Fund Class X (Ticker Symbol: FGXXX) valued at $1 per unit at a yield of 4.39% and $199,402 in cash at MUFG Bank, which together represented 75.2% of the net assets of the Fund.

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

As of September 30, 2025 and December 31, 2024, the financial statements included nonmarketable investments of $45.3 million and $24.0 million, respectively (or 83.1% and 67.0% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

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
As of September 30, 2025 and December 31, 2024, no loans were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of September 30, 2025 and December 31, 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2025 and December 31, 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following table shows the weighted-average interest rate of the loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024*
Weighted-Average Interest Rate – Cash	15.70%	13.22%	15.49%	12.64%
Weighted Average Interest Rate – Non-Cash	8.40%	4.39%	8.09%	4.17%
Weighted-Average Interest Rate	24.10%	17.61%	23.58%	16.81%
* From June 26, 2024, commencement of investment operations, through September 30, 2024.

All loans held as of September 30, 2025 and 2024 are classified as performing loans.

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

All loans as of September 30, 2025 and December 31, 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of September 30, 2025 and December 31, 2024, the Fund had unexpired unfunded commitments to borrowers of $18.3 million and $17.1 million, respectively.

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

There were no transfers in or out of Level 1, 2 or 3 during the nine months ended September 30, 2025 and 2024.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2025 and December 31, 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,557,064	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Computers & Storage	225,133	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	398,577	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%
Medical Devices	945,457	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Other Healthcare	2,981,061	Most advantageous market analysis	Most advantageous market effective yield rate	32% *	32%
Other Technology	15,865,528	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	19%
Software	15,077,609	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 27%	19%
Technology Services	5,781,618	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	470,407	Most advantageous market analysis	Most advantageous market effective yield rate	20% *	20%

Total Loan Investments	$45,302,454
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$467,772	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Medical Devices	548,324	Most advantageous market analysis	Most advantageous market effective yield rate	21%*	21%
Other Technology	8,928,948	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 30%	20%
Software	10,356,870	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 30%	19%
Technology Services	3,210,200	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 20%	18%
Wireless	470,663	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%

Total Loan Investments	$23,982,777
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

The following tables present the balances of assets and liabilities as of September 30, 2025 and December 31, 2024 measured at fair value on a recurring basis:

As of September 30, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$45,302,454	$45,302,454
Total	$—	$—	$45,302,454	$45,302,454

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$23,982,777	$23,982,777
Cash equivalents	9,336,327	—	—	9,336,327
Total	$9,336,327	$—	$23,982,777	$33,319,104

† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Loans	Warrants	Loans	Warrants
Beginning balance	$40,866,768	$—	$23,982,777	$—
Acquisitions and originations	4,750,000	649,116	23,054,000	3,473,641
Principal payments on loans, net of accretion	(314,314)	—	(1,734,323)	—
Distributions to shareholder	—	(649,116)	—	(3,473,641)
Ending balance	$45,302,454	$—	$45,302,454	$—

	For the Three Months Ended September 30, 2024			For the Period Ended September 30, 2024*
	Loans	Warrants	Stocks	Loans	Warrants	Stocks
Beginning balance	$2,344,346	$—	$—	$—	$—	$—
Acquisitions and originations	13,580,000	1,276,114	475,585	16,080,000	1,424,581	475,585
Principal payments on loans, net of accretion	(1,780,211)	—	—	(1,935,865)	—	—
Distributions to shareholder		(1,276,114)	(475,585)	—	(1,424,581)	(475,585)
Ending balance	$14,144,135	$—	$—	$14,144,135	$—	$—
* From June 26, 2024, commencement of investment operations, through September 30, 2024.

There were no changes in unrealized gains (losses) from the loans still held as of September 30, 2025 and 2024.

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

5.    CAPITAL STOCK

As of both September 30, 2025 and December 31, 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of September 30, 2025 and December 31, 2024, was $387.4 million and $380.7 million, respectively. Total contributed capital to the Company as of September 30, 2025 and December 31, 2024, was $42.6 million and $30.5 million, respectively, of which $32.3 million and $22.3 million were contributed to the Fund, respectively. For the nine months ended September 30, 2025 and 2024, the Fund has distributed $3.5 million and $1.9 million, respectively, of equity securities to the Company.

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2025 and December 31, 2024, the Fund’s asset coverage for borrowings was 153% and 159%, respectively.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). As of September 30, 2025 and December 31, 2024, the Fund’s outstanding borrowings were entirely Term SOFR Loans. The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

As of September 30, 2025, the Term SOFR rates were as follows:

1 - month Term SOFR	4.12920%
3 - month Term SOFR	3.97639%
6 - month Term SOFR	3.84590%
30-day Average SOFR	4.30757%

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of September 30, 2025 and December 31, 2024, the remaining unamortized fees and costs amounted to $1.2 million and $1.7 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base. As of September 30, 2025 and December 31, 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The following is the summary of the outstanding facility draws as of September 30, 2025 and December 31, 2024:

As of	Total Amount Outstanding	Loan Type	Maturity Date	Applicable SOFR Margin Range	Weighted Average All-In Interest Rate(a)
September 30, 2025	$34,000,000	Term SOFR Loan	August 1, 2027	2.559% (b)	6.725%
December 31, 2024	$21,000,000	Term SOFR Loan	August 1, 2027	2.504% - 2.517%	6.913%
(a)Inclusive of applicable SOFR margin plus 1 - month Term SOFR.
(b)The applicable SOFR margin was a single rate; no range applied as of September 30, 2025.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of September 30, 2025 and December 31, 2024, $34.0 million and $21.0 million, respectively, was outstanding under the debt facility.

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
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 1.600%. For the period from June 25, 2024 (initial capital call due date) through September 30, 2024, Management Fees were calculated at 1.575% of the Company's committed capital.
Management Fees of $1.6 million and $4.6 million were recognized as expenses for the three and nine months ended September 30, 2025, respectively. Management Fees of $1.4 million and $1.5 million were recognized as expenses for the three months ended September 30, 2025 and period from June 25, 2024 through September 30, 2024, respectively.

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

The ability of the Fund to co-invest with Fund X, and other clients advised by the Manager, is subject to the conditions (the “Conditions”) with which the funds are currently complying while seeking certain exemptive relief from the Securities and Exchange Commission (“SEC”) from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

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

8. TAX STATUS

The Fund had no taxable income for the three and nine months ended September 30, 2025 and 2024. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs. However, as of September 30, 2025, no such election has yet been made.

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

Below are tables summarizing the cost of investments for federal income tax purposes and the appreciation and depreciation of the investments reported on the Condensed Schedules of Investments and Condensed Statements of Assets and Liabilities as of September 30, 2025 and December 31, 2024:

Assets	As of September 30, 2025
	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$45,302,454	$—	$—	$—
Total	$45,302,454	$—	$—	$—

	As of December 31, 2024
Assets	Cost	Unrealized Appreciation	Unrealized Depreciation	Net Appreciation (Depreciation)
Loans	$23,982,777	$—	$—	$—
Total	$23,982,777	$—	$—	$—

There was no unrealized appreciation or depreciation related to liabilities as of September 30, 2025 and December 31, 2024.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. The determination of the tax attributes of the Fund’s distributions is made annually as of the end of the Fund’s taxable year and is generally based upon its taxable income for the full taxable year and distributions paid for the full taxable year. As a result, a determination made on a quarterly basis may not be representative of the actual tax attributes of the Fund’s distributions for a full taxable year. As of September 30, 2025, the Fund had determined the tax attributes of its distributions taxable year-to-date to be from its current and accumulated earnings and profits. There is not yet, however, certainty as to what the actual tax attributes of the Fund’s distributions to the shareholders will be by the year ending December 31, 2025.

The Fund anticipates distributing all distributable earnings by the end of the year. The Fund may pay distributions in excess of its taxable net investment income.  This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of September 30, 2025, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $18.3 million. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of September 30, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2025	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
APIsecAI, Inc.	Software	250,000	12/31/2025
Ava Finance, Inc.	Technology Services	750,000	03/31/2026
Censia Inc.	Software	2,500,000	12/31/2025
Confirm HR, Inc.	Software	250,000	12/31/2025
Creoate Limited	Other Technology	375,000	01/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
Fortull, Inc.	Other Technology	375,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Manifold Inc.	Software	250,000	12/31/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Standard Dental OpCo, Inc.	Software	750,000	11/30/2025
Teiko Bio, Inc.	Biotechnology	500,000	06/30/2026
Vitable, Inc.	Other Healthcare	2,500,000	03/14/2026
Total		$18,250,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	554,000	05/31/2025
Gallant Pet, Inc.	Medical Devices	375,000	02/28/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Innventure LLC	Other Technology	7,500,000	01/31/2025
Klar Holdings Limited	Technology Services	2,500,000	07/31/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Scripta Insights, Inc.	Other Technology	250,000	03/31/2025
SkySQL, Inc.	Software	250,000	07/31/2025
Truepic Inc.	Software	500,000	01/03/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$17,129,000

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

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2025 and 2024. The Fund began investment operations on June 26, 2024 and therefore, the comparative information presented is calculated from this date through September 30, 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2025	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2025	For the Period Ended September 30, 2024(a)

Total return**	(0.41%)	(13.60%)	(6.05%)	(13.71%)	(b)

Per share amounts:
Net asset value, beginning of period	$188.87	$35.84	$126.72	$(7.63)
Net investment loss	(0.77)	(14.51)	(10.38)	(14.56)
Net decrease in net assets resulting from operations	(0.77)	(14.51)	(10.38)	(14.56)
Return of capital to shareholder	(6.49)	(17.52)	(34.73)	(19.00)
Contributions from shareholder	—	105.00	100.00	150.00
Net asset value, end of period	181.61	108.81	181.61	108.81
Net assets, end of period	18,160,629	$10,881,494	$18,160,629	$10,881,494

Ratios to average net assets:

Expenses*	56.20%	60.39%	55.38%	59.27%
Net investment loss*	(1.63%)	(45.96%)	(7.42%)	(45.03%)
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$29,250,000	$11,750,000	$26,200,000	$—

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to the historical information contained herein, the information in this Quarterly Report on Form 10-Q contains certain “forward-looking statements” within the meaning of the securities laws. These forward-looking statements reflect the current view of the Fund with respect to future events and financial performance and are subject to several risks and uncertainties, many of which are beyond the Fund’s control. All statements, other than statements of historical facts included in this Quarterly Report, regarding the strategy, future operations, financial position, estimated revenues, projected costs, prospects, plans and objectives of the Fund are forward-looking statements. For example, statements in this Form 10-Q regarding the potential future impact of the Ukraine War, conflicts in the Middle East, the current U.S. government administration, global tariff policies, worldwide inflation, interest rate volatility and natural disasters on the Fund's business and results of operations are forward-looking statements. When used in this report, the words “will,” “believe,” “anticipate,” “intend,” “estimate,” “expect,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain these identifying words. All forward-looking statements speak only as of the date of this report. The Fund does not undertake any obligation to update or revise publicly any forward-looking statements, whether resulting from new information, future events or otherwise, except as required by law.

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

Transactions with Fund X

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

The Impact of the Ukraine War, Conflicts in the Middle East, Worldwide Inflation, Interest Rate Volatility, Global Tariffs and Natural Disasters on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets have experienced an increase in volatility as concerns about the impact of higher inflation, interest rate volatility, a potential slowdown in economic activity, the conflicts in the Middle East, the Ukraine War, and the outbreak of other hostilities or conflict (such as the Houthi attacks on marine vessels in and around the Red Sea), the impact of the current U.S. government administration, global tariff policies and extreme weather patterns or natural disasters (such as the 2025 Southern California wildfires) have weighed on market participants. These factors have created disruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's liquidity and capital resources.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2025 and 2024
There is limited analysis on the operational results for the period ended September 30, 2024 as the Fund only commenced investment operations in June 2024.
Analysis of Interest Income
Total investment income for the three and nine months ended September 30, 2025 was $2.6 million and $6.7 million, respectively. Total investment income for both the three and nine months ended September 30, 2024, was $0.5 million. Investment income primarily consisted of interest on the venture loans outstanding. The remaining income consisted of dividends on the temporary investment of cash.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for all loans as all loans are performing for the three months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30, 2025				For the Three Months Ended September 30, 2024
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$42,257,639	$2,545,712	15.70%	8.40%	$8,558,506	$376,841	13.22%	4.39%
Interest income for all loans increased by $2.2 million, or 575.5% for the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for all loans increased by $33.7 million, or 393.8% for the three months ended September 30, 2025 compared to the same period in 2024.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2025 and for the period from June 26, 2024, commencement of investment operations, through September 30, 2024.

	For the Nine Months Ended September 30, 2025				For the Period Ended September 30, 2024*
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$36,972,953	$6,538,409	15.49%	8.09%	$8,558,506	$382,246	12.64%	4.17%
*From June 26, 2024, commencement of investment operations, through September 30, 2024.
Interest income for all loans increased by $6.2 million, or 1,610.5% for the nine months ended September 30, 2025 compared to the period from June 26, 2024 through September 30, 2024. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for all loans increased by $28.4 million, or 332.0% for the nine months ended September 30, 2025 compared to the period from June 26, 2024 through September 30, 2024.
Analysis of Interest Expense
The Fund established a debt facility with MUFG Bank Ltd., on August 1, 2024 to support the investment and business operations of the Fund. Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2025 and the period ended September 30, 2024.

	For the Three Months Ended September 30, 2025			For the Period Ended September 30, 2024*
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$29,250,000	$980,993	13.42%	$11,750,000	$383,948	13.07%
*From August 1, 2024 through September 30, 2024.

Interest expense increased by $0.6 million, or 155.5%, for the three months ended September 30, 2025 compared to the same period in 2024. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $17.5 million, or 148.9%, for the three months ended September 30, 2025 compared to the same period in 2024.
The following table shows the average balance, interest expense, and weighted average interest expense rate for the nine months ended September 30, 2025 and the period ended September 30, 2024.

	For the Nine Months Ended September 30, 2025			For the Period Ended September 30, 2024*
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$26,200,000	$2,725,266	13.87%	$11,750,000	$383,948	13.07%
*From August 1, 2024 through September 30, 2024.
Interest expense increased by $2.3 million, or 609.8%, for the nine months ended September 30, 2025 compared to the period from August 1, 2024 through September 30, 2024. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $14.5 million, or 123.0%, for the nine months ended September 30, 2025 compared to the period from August 1, 2024 through September 30, 2024.
Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2025	2024	Change ($)	2025	2024	Change ($)
Management Fees	$1,562,536	$1,402,657	$159,879	$4,643,964	$1,465,648	$3,178,316
Banking and professional fees	40,603	36,192	4,411	196,618	152,211	44,407
Directors' fees	33,750	33,750	—	101,250	101,250	—
Organizational costs	—	2,065	(2,065)	—	247,275	(247,275)
Other operating expenses	34,560	48,100	(13,540)	79,028	81,735	(2,707)
Total Operating Expenses	$1,671,449	$1,522,764	$148,685	$5,020,860	$2,048,119	$2,972,741

For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 1.600%. For the period from June 25, 2024 (initial capital call due date) through September 30, 2024, Management Fees were calculated at 1.575% of the Company's committed capital.
Banking and professional fees did not materially decrease for the three and nine months ended September 30, 2025 compared to the same period in 2024. Banking and professional fees include legal fees related to client acquisition, audit and tax fees and consulting fees.
Organizational costs did not materially decrease for the three months ended September 30, 2025 compared to the same period in 2024. Organizational costs decreased by $0.2 million or 100% for the nine months ended September 30, 2025 compared to the same period in 2024. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs included legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Other operating expenses did not materially decrease during the three and nine months ended September 30, 2025 compared to the same periods in 2024. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees were $0.1 million for both the three months ended September 30, 2025 and 2024. Non-recurring fees for the nine months ended September 30, 2025 and 2024 were $0.2 million and $0.1 million, respectively.

Net Investment Loss

Net investment loss for the three months ended September 30, 2025 and 2024 was $0.1 million and $1.5 million, respectively. Net investment loss for the nine months ended September 30, 2025 and 2024 was $1.0 million and $2.0 million, respectively.

Liquidity and Capital Resources – September 30, 2025 and December 31, 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of September 30, 2025 and December 31, 2024 was $32.3 million and $22.3 million, respectively. As of September 30, 2025, the Company had subscriptions for capital in the amount of $387.4 million, of which $42.6 million had been called and received. As of September 30, 2025, $344.8 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company's members' capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the nine months ended September 30, 2025 and 2024 were as follows:

	For the Nine Months Ended September 30, 2025	For the Nine Months Ended September 30, 2024
Net cash used in operating activities	$(25,456,885)	$(16,741,369)
Net cash provided by financing activities	22,980,955	28,006,554
Net increase (decrease) in cash and cash equivalents	$(2,475,930)	$11,265,185

As of September 30, 2025 and December 31, 2024, 38.9% and 75.2%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of September 30, 2025, $34.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $23.1 million for the nine months ended September 30, 2025. Net loan amounts outstanding after amortization increased by $21.3 million for the same period. Unexpired unfunded commitments totaled $18.3 million as of September 30, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2025	$52.8 million	$7.5 million	$45.3 million	$18.3 million
December 31, 2024	$29.7 million	$5.7 million	$24.0 million	$17.1 million

The unexpired unfunded commitments by portfolio company as of September 30, 2025 and December 31, 2024 are detailed in Note 9 to the financial statements included in this filing.

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

As of September 30, 2025, the Fund had a cash balance of $7.1 million and $22.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $344.8 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2025, the Fund’s asset coverage ratio was 153%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2025, the outstanding debt balance was $34.0 million at a floating interest rate based on a Term SOFR Rate of 4.17%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments or borrowings.

Effect of Interest Rate Change By	(Increase) Decrease Interest Expense
(2.00)%	$680,000
(1.00)%	$340,000
(0.50)%	$170,000
0.50%	$(170,000)
1.00%	$(340,000)
2.00%	$(680,000)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Custody Agreement

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank (“Prior Custody Agreement”). Other than ordinary course payments under the Prior Custody Agreement through the effective date of termination, no termination or other fees were paid in connection with the termination of the Prior Custody Agreement.

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.2
Safra Bank Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, between Westech Investment Advisors LLC, on bhealf of the Fund and Safra National Bank of New York.

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	November 13, 2025		Date:	November 13, 2025