Form 10-K
period 2025-12-31
WTI Fund XI, Inc.
filed 2026-03-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of March 13, 2026, was 100,000.

Document Incorporated by Reference

Document Description	10-K Part
Specifically Identified Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders to be held May 20, 2026	III

PART I.

ITEM 1.    BUSINESS

Introduction.
WTI Fund XI, Inc. (the “Fund”) was incorporated in Maryland on February 1, 2023 as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”), whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation. The Fund is a wholly-owned subsidiary of WTI Fund XI, LLC, a Delaware limited liability company (the “Company”). The Fund’s investment objective is to achieve superior risk-adjusted investment returns. The Fund primarily provides debt financing to carefully selected companies that have received equity funding from traditional sources of venture capital equity funding (i.e., a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), generally in the form of secured loans. Secondarily, the Fund may provide debt financing to public and later-stage private companies. In most cases, the Fund will receive warrants for equity securities of the companies in connection with these loans. The Fund may make debt investments that are atypical in that, for example, the companies to which the financing is provided may be public companies, may not have venture backing, or may not offer senior securities (“Special Situation Financings”), including bridge financings and subordinated debt. The Fund may also make direct equity investments in Venture-Backed Companies. Prior to commencing investment operations on June 26, 2024, the Fund had no operations other than incurring organizational expenses and the sale of 100,000 shares of common stock, $0.001 par value to the Company for $25,000 in February 2023. The Fund expects to elect to be treated for federal income tax purposes, as a regulated investment company (“RIC”) under the Internal Revenue Code of 1986 (the “Code”).

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

As a BDC, the Fund must invest at least 70% of its total assets in qualifying assets (“Qualifying Assets”) consisting of (a) interests in Eligible Portfolio Companies and (b) certain other assets including cash and cash equivalents. An “Eligible Portfolio Company” is a United States company that is not an investment company as defined or excluded from the definition of an investment company in Section 3 of the 1940 Act, and that either: (i) does not have a class of securities listed on a national securities exchange, or does have a class of securities listed on a national securities exchange, but has an aggregate market value of outstanding voting and non-voting common equity of less than $250.0 million; or (ii) is actively controlled by a BDC and has an affiliate of a BDC on the Eligible Portfolio Company’s board of directors; or (iii) has total assets of not more than $4.0 million and capital and surplus of not less than $2.0 million; or (iv) meets such other criteria as may be established by the Securities and Exchange Commission (“SEC”). Control under the 1940 Act is presumed to exist where a BDC owns more than 25% of the outstanding voting securities of the Eligible Portfolio Company. Also included in Qualifying Assets are follow-on investments in a company that met the definition of Eligible Portfolio Company at the time of the Fund’s initial investment, but subsequently does not meet such definition because it has a class of securities listed on a national securities exchange, if, at the time of the follow-on investment, the Fund (a) owns at least 50% of (i) the greatest number of equity securities of such company, including securities convertible into or exchangeable for such securities, and (ii) the greatest amount of certain debt securities of such company held by the Fund at any time during the period when such company was an Eligible Portfolio Company, and (b) is one of the twenty largest holders of record of the company’s outstanding voting securities. The Fund may invest up to 30% of its total assets in non-Qualifying Assets, including interests in companies that are not Eligible Portfolio Companies (for example, because the company’s securities are quoted on the NASDAQ Global Market) and Eligible Portfolio Companies as to which the Fund does not offer to make available significant managerial assistance. As a BDC, the Fund is generally prohibited under the 1940 Act from investing in securities issued by broker/dealers, investment advisers, and underwriters unless certain conditions are met. As of December 31, 2025, the percentage of non-qualifying investments in the Fund was 25.8%.

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

Special Situation Financings. The Manager may invest up to 20% of the Fund’s aggregate investments determined cumulatively over the life of the Fund in Special Situation Financings. Such Special Situation Financings could include investments targeted towards late-stage or public companies seeking additional growth capital to expand product offerings, increase market penetration or fund strategic acquisitions of other companies or technology. In these situations, the Fund would only consider investing in this Special Situation Financings if it determined it to be of equivalent or better quality as compared to a senior secured loan made to the Fund’s more typical portfolio companies. Further, the Fund may also choose to subordinate existing outstanding debt as part of a restructuring or work-out arrangement in order to allow the company to successfully complete a transaction such as an acquisition or round of financing. There can be no assurance that the subordination will work to the benefit of the Fund. The Manager will target companies whose cash flow from operations and cash reserves are expected to service the Fund’s investment on a current basis. Investments may be structured as senior debt, convertible debt, or other debt/equity structures. In addition, Special Situation Financings could include investments in a “troubled” company undergoing a restructuring or recapitalization of its existing debt or equity, and making investments in subordinated debt, providing bridge financing to a company which is in the process of raising additional private equity, planning an initial public offering or is seeking to enter into a business combination through which it would be acquired. In some instances, these companies will have been bootstrapped (i.e., funded solely by the personal assets of their founders or other individuals), without any substantial investment from venture capital or other investors. As of December 31, 2025, Special Situation Financings accounted for 17.5% of total commitments.

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

Leverage. The Fund has borrowed money and intends to continue borrowing money from, and could enter into additional secured contracts, which instruments are considered debt securities, with banks, insurance companies and other lenders to obtain additional funds to originate loans (and possibly for Special Situation Financings), if such borrowings are available on terms that are acceptable to the Manager and Board of Directors of the Fund. It is possible, due to potential future tightening of the credit markets, that the Fund may not be able to secure such borrowings on acceptable terms. The borrowings of the Fund are subject to the asset coverage requirements under the 1940 Act, including borrowings in excess of 5% of total assets for temporary purposes, and all borrowings for emergency purposes that are not “temporary.” In September 2023, the Fund’s sole shareholder, the Company, approved the Fund to apply the reduced asset coverage requirements in Section 61(a)(2) of the 1940 Act, which permits the Fund to double the maximum amount of leverage that it may incur by reducing the asset coverage requirement applicable to the Fund from 200% to 150%.

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

Executive Officers. The following are the executive officers of the Fund. All officers serve at the pleasure of the Fund’s Board of Directors.

Name and Position with Fund	Age	Occupation During Past Five Years
Maurice C. Werdegar, Chairman and Director	61
Chairman of the Fund since 2023. Mr. Werdegar has held the position of Chairman of Westech Investment Advisors LLC since 2022. Mr. Werdegar served as President and Chief Executive Officer of Westech Investment Advisors LLC from 2015 to 2021, served as Chief Operating Officer and Vice President of Westech Investment Advisors LLC from 2011 to 2015 and served in various other positions with Westech Investment Advisors LLC since 2001. Mr. Werdegar has served as a Director of the Fund since 2023. Mr. Werdegar is a member of the board of directors and Chairman of Venture Lending & Leasing IX, Inc. (“Fund IX”) and Chairman of WTI Fund X, Inc. (“Fund X”).

Name and Position with Fund	Age	Occupation During Past Five Years
David R. Wanek, President and Chief Executive Officer and Director	53
Chief Executive Officer of the Fund since 2023. Mr. Wanek has held the position of President of the Fund since 2023. Mr. Wanek has held the position of Chief Executive Officer and President of Westech Investment Advisors LLC since 2022 and held other positions with Westech Investment Advisors LLC since 2001. Mr. Wanek is the President and CEO of Fund IX and Fund X. Mr. Wanek is also a member of the board of directors of Fund X.

Jared S. Thear, Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer, and Secretary	48
Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary for the Fund since 2023. Mr. Thear has held the same positions with Westech Investment Advisors LLC since 2021. Prior to joining Westech Investment Advisors LLC, he worked at Deloitte & Touche for 20 years and held various leadership roles. From 2014 to 2021, he led Deloitte's Northwest region Asset Management practice for the audit function. Mr. Thear is also the Vice President, Chief Financial Officer, Chief Compliance Officer, Treasurer and Secretary of Fund IX and Fund X.

Rodolfo Ruano, Vice President and Assistant Secretary	58
Vice President and Assistant Secretary for the Fund since 2023. Mr. Ruano has held the position of Vice President of Westech Investment Advisors LLC since 2021, and has been an Investment Partner for Westech Investment Advisors LLC since 2011. Mr. Ruano is also the Vice President and Assistant Secretary for Fund IX and Fund X.

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

ITEM 1A.      RISK FACTORS

GENERAL
Reliance on Management. The Fund is wholly dependent for the selection, structuring, closing and monitoring of its investments on the diligence and skill of the Manager, acting under the supervision of the Fund’s Board of Directors. Although the operating principals of the Manager have a long history of combined experience in investing in venture lending transactions and equity investments, there can be no assurance that the Fund will attain its investment objective. Furthermore, the Manager does not have substantial experience investing in Special Situation Financings such as convertible and subordinated debt of public and late-stage private companies. The officers of the Manager have primary responsibility for the selection of the companies in which the Fund will invest, the negotiation of the terms of such investments and the monitoring and servicing of such investments after they are made. Although the officers of the Manager intend to devote such time as is necessary to the affairs of the Fund, they are not required to devote full time to the management of the Fund. Furthermore, the departure of key personnel or a significant number of the investment professionals of the Manager could have a material adverse effect on the Fund's ability to achieve its investment objective. There can be no assurance that any investment professional will remain associated with the Manager or that, if any investment professional ceased to be associated with the Manager, the Manager would be able to find a qualified person or persons to fill the position.
Illiquid and Long-Term Investment. On the last day of the calendar quarter of the fifth anniversary of the first investment by the Fund (or, if earlier, the Company), the Fund will cease to make any new equity investments and investments in venture loans (except pursuant to commitments made before the fourth anniversary, or if applicable, the extended commitment date (up to 2 calendar quarters)), and will distribute to its shareholder all proceeds received from principal payments and sales net of: (i) reserves and expenses; (ii) principal repayments on the Fund’s borrowings; (iii) amounts required to fund financing commitments entered into before such fourth anniversary, or if applicable, the extended commitment date; and (iv) any amounts paid on exercise of warrants or otherwise paid to protect the value of existing investments (including, for example, pay-to-play provisions and purchases of equity securities in “down rounds” to avoid dilution). The Fund’s Articles of Incorporation provide that, on December 31, 2033, the Fund automatically will be dissolved without any action by its shareholder. From and after such dissolution, the Fund’s activities will be limited to the winding-up of its affairs, the liquidation of its remaining assets and the distribution of the net proceeds thereof to its shareholder. Although the Fund generally would not make any loan with a stated maturity date later than December 31, 2033, it is possible that, due to a default by a borrower or a transaction restructuring due to a borrower’s financial difficulties, such a loan may remain outstanding in whole or in part beyond its original maturity date. Furthermore, the Fund may not be able to sell warrants it receives from borrowers, or the equity securities (including those received upon exercise of warrants or conversion of debt instruments or in connection with restructuring of a troubled loan), to the extent those investments were retained by the Fund and not distributed earlier to its shareholder, for a significant period of time due to legal or contractual restrictions on resale or the absence of a liquid secondary market. As a result, the liquidation process might not be completed for a significant period after the Fund’s dissolution. In addition, it is possible that, if certain of the Fund’s assets are not liquidated within a reasonable time after the Fund’s dissolution, the Fund may elect to make a distribution in kind of all or part of such assets to its shareholders. In such case, the shareholders would bear any expenses attendant to the liquidation of such assets.

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

The Fund has a secured, syndicated loan facility with a borrowing availability of $250.0 million and the outstanding balance under the facility as of December 31, 2025 was $28.5 million.

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

Lenders have required that the Fund agree to loan covenants limiting the Fund’s ability to incur additional debt or otherwise limiting the Fund’s flexibility, and loan agreements may provide for acceleration of the maturity of the indebtedness if certain financial tests are not met. To minimize risks associated with borrowing money at floating rates and lending money at fixed rates, the Fund may enter into interest rate hedging transactions with respect to all or any portion of the Fund’s borrowings. There can be no assurance that such interest rate hedging transactions will be available in forms acceptable to the Fund. In addition, entering into interest rate hedging transactions increases costs to the Fund. Finally, it is possible that the Fund could incur losses from being “over-hedged,” which would result if the debt that was hedged is repaid faster than expected.

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

Additionally, California recently enacted the Fair Investment Practices by Venture Capital Companies Law (SB 164). The new law imposes requirements on venture capital companies operating in California to disclose and report aggregated demographic information regarding the founding teams of the portfolio companies in which they invested during the preceding year. Compliance with this law will increase administrative burdens and costs on the Fund and the Fund's portfolio companies that receive venture capital financing, insofar as the Fund must distribute standardized surveys to founding team members of venture capital investments covered by the new law and collect, collate and report data obtained through such surveys to the California Department of Financial Protection and Innovation.

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

While information risk management systems and business continuity plans have been developed which are designed to reduce the risks associated with cybersecurity, there are inherent limitations in any cybersecurity risk management systems or business continuity plans, including the possibility that certain risks have not been identified and that cyber-attacks may be highly sophisticated. There can be no assurance that the programs, plans and systems in place will prevent a cyber-attack or cyber losses.

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

Climate Change, Natural Disaster, Public Health Crises and Other Catastrophes Risk. Climate change is widely considered to be a significant threat to the global economy. Extreme weather patterns or natural disasters, such as hurricanes, floods, fires and earthquakes, or the threat thereof, could also adversely impact Fund portfolio companies’ facilities, operations, and services, as well as certain industries, or group of industries, and regions related to the Fund’s investments. In addition to physical risks, transition risks associated with climate change related legislation, regulation, and accords, both domestic and international, such as carbon reduction mandates, emissions reporting requirements, and energy transition policies, intended to control the impact of climate change may impose compliance costs or operational changes on portfolio companies. These developments could indirectly or directly reduce profitability and valuations of affected businesses. Climate related business trends, such as the process of transitioning to a lower carbon economy may also alter competitive dynamics and capital allocation priorities, creating uncertainty on the Fund’s investments. Health crises, such as pandemic and epidemic diseases, as well as other catastrophes that interrupt the expected course of events, such as natural disasters, war or civil disturbance, acts of terrorism, power outages and other unforeseeable and external events, and the public response to or fear of such diseases or events, may have an adverse effect on the Company’s or the Fund’s investments and the Company’s and the Fund’s operations. All such events could also result in travel restrictions, sanctions and shipping and labor disruptions, which may adversely affect Fund portfolio companies’ facilities, operations, and services.

Risks Related to Artificial Intelligence. Artificial intelligence, including generative artificial intelligence, large language models and machine learning technologies and similar tools and technologies that collect, aggregate, analyze or generate data or other materials (collectively, “AI”), and its current and potential future applications continue to rapidly evolve and are fundamentally reshaping competitive dynamics within the sectors in which the Fund and its portfolio companies operate. Portfolio companies that are unable to develop, integrate, or adopt AI tools at a competitive pace may face loss of market share or become unviable, while those that do deploy AI tools face risks of inaccurate or biased outputs, intellectual property infringement (including ownership disputes over AI-generated content and training data), cybersecurity vulnerabilities, and the potential leakage of confidential or proprietary information to third-party AI platforms. The legal and regulatory landscape for AI is rapidly evolving and uncertain at the federal, state, and international levels, and new AI regulations could impose material compliance costs or restrict certain AI use cases. Portfolio companies engaged in the development of AI technology may be particularly impacted by these risks. The Fund and its portfolio investments could also be exposed to the risks of AI if third-party service providers or any counterparties, whether or not known to the Fund, also use AI in their business activities. The Fund and its portfolio companies may not be in a position to control the use of AI technology in third-party products or services. In addition, the use of AI by bad actors could heighten the risk to the Fund and its portfolio companies of cyberattacks. The use of AI could also exacerbate or create new and unpredictable risks to the Fund and the businesses of its portfolio companies, including by potentially significantly disrupting the markets in which the Fund and its portfolio companies operate. The rapid development and deployment of AI by third parties, including the Fund’s portfolio companies’ competitors, could disrupt the markets and business models in which portfolio companies operate, lower barriers to entry in their industries, and increase competitive pressures in ways that are difficult to predict. Portfolio companies that fail to adapt to AI-driven changes in their industries could experience deteriorating competitive positions, reduced revenue, and impaired ability to service loans made by the Fund.

INVESTMENT RISKS

International Investments. The Fund may invest up to, but not more than, 30% of its total assets in foreign-based companies. Foreign investments are subject to most of the same risks as domestic investments, as well as the political, economic and other uncertainties associated with foreign activities, including war and political unrest, political conflict (including between the U.S. and China), the impact of laws and policies of foreign governments and the United States affecting foreign investment, including tariffs, and the possibility of being subject to the jurisdiction of foreign courts in connection with legal disputes or the inability to subject foreign persons to the jurisdiction of courts in the United States. Furthermore, there may be practical and local law impediments to cost-effective recovery against collateral located in a foreign country. Moreover, it is possible that taxes may be required to be withheld by the foreign company on dividend and interest payments received by the Fund with respect to such foreign investments. Although capital gains derived by the Fund with respect to such investments in such foreign company may often be exempt from non-U.S. income or withholding taxes, the treatment of capital gains varies among jurisdictions. If the income from such foreign investments is subject to non-U.S. income or withholding taxes, the Fund will attempt to negotiate offsetting gross-up payments from the foreign-based company. No assurances, however, can be given that the Fund would be able to negotiate such offsetting payments. Following Russia’s invasion of Ukraine in February 2022, the U.S., the European Union (“E.U.”) and its member states, and other countries announced and implemented major sanctions against Russia. The U.S., E.U. nations and other countries could impose wider sanctions and take other actions as the conflict continues. It is difficult to anticipate the long-term impact on the Fund of war in Ukraine, sanctions, and any retaliatory measures by Russia in response. Similarly, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, or the outbreak of other hostilities or conflict in other regions, creates uncertainty as to impacts on global markets. Any or all of these may cause significant turmoil in the global markets, including domestic and global credit markets and market liquidity, impact the domestic and global economy, disrupt supply chains, increase the risk of inflation, limit the ability of the Fund to invest in companies impacted by the sanctions or involved in conflict, or negatively impact the operations of portfolio companies, which could in turn have a material adverse impact on the Fund.

Foreign Currency and Exchange Rate Risks. Fund assets and income may be denominated in various currencies. Contributions and distributions, however, will be denominated in U.S. dollars. As a result, the return of the Fund on any investment may be adversely affected by fluctuations in currency exchange rates, any future imposed devaluations of local currencies, inflationary pressures, and the success of the investment itself. In addition, the Fund may incur costs related to conversions between various currencies. As of December 31, 2025, all Fund assets and income, as well as contributions and distributions, are denominated in U.S. dollars.

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

Additionally, concerns regarding the U.S. fiscal policy, potential government shutdowns, global economic uncertainties, global conflicts, and market volatility, could cause interest rates to be volatile, which may negatively impact the Fund's ability to access the debt markets and capital markets on favorable terms.

Other U.S. and Global Economic Risks. In addition to the crisis in the financial markets discussed above, the ability of the Fund to provide an acceptable return may be adversely affected by other economic and business factors to which the U.S. marketplace is subject. These factors, which generally are beyond the control of the Manager, include: general economic conditions, such as inflation and fluctuations in general business conditions; social and political circumstances in the U.S., including fiscal policy debates, the risk of government shutdowns, and uncertainty surrounding the upcoming 2026 U.S. midterm elections; the impact of global conflict, such as the ongoing Russia-Ukraine war, outbreak of war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States and escalations in the South China Sea that have disrupted trade routes and heightened security concerns; cybersecurity threats and terrorism, including increased cyberattacks targeting critical infrastructure and financial institutions globally; and labor disputes and domestic and foreign political unrest. In addition, in December 2025, the Office of the Controller of the Currency updated prior guidance to change the supervisory expectations for national banks with respect to the banks’ systems and controls to identify and manage risks associated with lending to venture capital firms. While the updated guidance does not relieve banks of the obligation to lend in a safe and sound manner, including adherence to risk management practices designed to ensure such loans are appropriately underwritten, within risk limits, and sufficiently reserved, the change may encourage more bank lending to the venture sector. If banks expand lending to venture‑backed companies and other growth‑stage businesses, the pricing and terms available for capital deployment may become less favorable, limiting the Fund’s ability to achieve attractive risk‑adjusted returns. Any deterioration in the Fund’s competitive position as a result of increased bank participation could adversely affect its financial condition, results of operations, and cash flows.

Uncertainty About Presidential Administration Initiatives. There remains significant uncertainty with respect to legislation, regulation and government policy at the U.S. federal level, as well as the state and local levels. Recent developments following the 2024 U.S. presidential election and the lead up to the 2026 midterm elections have created a climate of heightened uncertainty and introduced new and difficult-to-quantify macroeconomic and political risks with potentially far-reaching implications. To the extent the U.S. Congress or the presidential administration implements changes to U.S. policy, those changes may impact, among other things, the U.S. and global economy, international trade and relations, unemployment, immigration, corporate taxes, healthcare, the U.S. regulatory environment, inflation and other areas. Proposed changes under the current administration include adjustments to corporate tax rates, modifications to capital gains treatment, and new regulatory frameworks for artificial intelligence and data privacy. Additionally, ongoing discussions regarding tariffs, supply chain security, and energy transition policies may impact international trade and domestic business conditions. These initiatives, combined with uncertainty surrounding future monetary policy and deficit management, could influence inflation, interest rates, and overall market stability. Although the Fund cannot predict the impact, if any, of these changes to its business, they could adversely affect the Fund’s business, financial condition, operating results and cash flows and those of its portfolio companies. Until the Fund knows what policy changes are made and how those changes impact its business and the business of its competitors over the long term, the Fund will not know if, overall, it will benefit from them or be negatively affected by them.

Inflation. Persistent inflationary pressures have continued to affect financial markets and the broader economy throughout 2025, despite some moderation from peak levels in prior years. While inflation has eased from its highs, it remains above long-term targets in many major economies, contributing to uncertainty in interest rate policy and market volatility. Elevated costs for labor, energy, and raw materials have placed additional strain on businesses, including those in the Fund’s portfolio. In an attempt to stabilize inflation, governments may impose wage and price controls or otherwise intervene in a country’s economy. Governmental efforts to curb inflation, including by increasing interest rates or reducing fiscal or monetary stimuli, often have negative effects on the level of economic activity.

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

The Audit Committee of the Board of Directors oversees the Fund’s cybersecurity risk exposures and the steps taken by management to monitor and mitigate identified risks. The Chief Compliance Officer briefs the Audit Committee and separately the Board of Directors on the effectiveness of the cyber risk management program at least on a quarterly basis. In addition, cybersecurity risks and cyber incidents, if any, are reviewed by the Fund’s Board of Directors at least annually as part of the risk mapping exercise, or as warranted in the event of material incidents.

Regulation S-P Compliance. Effective December 2025, the SEC adopted amendments to Regulation S-P requiring investment companies and registered advisers to implement written incident response programs and provide timely notice to affected individuals in the event of unauthorized access to or use of customer information. The Fund, through its Manager, has updated its cybersecurity program to comply with these requirements, including documented response protocols and notification procedures. These enhancements are designed to mitigate risks of data breaches and ensure compliance with applicable privacy regulations.

The Fund faces risks from cybersecurity threats that could have a material adverse effect on its business, financial condition, results of operations, cash flows or reputation. See “Risk Factors – Risks Related to Cybersecurity” for further information on how the Fund’s operations are subject to cyber incidents that could have a material adverse effect on the Fund’s business, financial condition, results of operations, or cash flows.

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
The number of holders of record of the Fund’s common stock at March 13, 2026 was 1.
The Fund has a policy of distributing securities as acquired. The Fund values these securities at fair value at the time of acquisition in accordance with the Fund’s policy on valuation detailed in Note 2 to the financial statements included in this filing. In addition, some expenses of the Company may be paid by the Fund and will be deemed as distributions to the Company. The Fund has established a policy of declaring dividends on a quarterly basis to the extent that taxable income of the Fund, less applicable reserves, exceeds warrant distributions and deemed distributions. As of December 31, 2025, the Fund had distributed $10.5 million to date to its sole shareholder, all of which has been in the form of equity.

ITEM 6.        [RESERVED]

ITEM 7.         MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF
OPERATIONS

The following discussion should be read in connection with the Fund’s Financial Statements and the notes thereto included elsewhere in this Annual Report on Form 10-K.

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

    The reader of this Annual Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in Item 1A - “Risk Factors” in this Annual Report on Form 10-K. This entire Annual Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business. The Fund undertakes no obligation to update or revise any forward-looking statements, except as required by law.

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

The portfolio investments of the Fund primarily consist of debt financing to Venture-Backed Companies in the technology sector. The borrower’s ability to repay its loans may be adversely impacted by several factors, and as a result, the loan may not be fully repaid. Furthermore, the Fund’s security interest in any collateral over the borrower’s assets may be insufficient to make up any shortfall in payments. Some of the Fund’s portfolio companies may be impacted by rising inflation, which could have a material impact on their results of operations, specifically costs and revenues. As such, rising inflation may have an adverse impact on the portfolio borrowers’ ability to maintain their good credit standing, as well as their ability to pay their interest and principal obligations to the Fund. In addition, any projected future decreases in the Fund’s portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of the Fund’s investments could result in future unrealized losses and therefore reduce the Fund’s net assets resulting from operations.

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

The Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events, such as the 2025 Southern California wildfires, underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund's financial condition, including its liquidity and capital resources.

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

Results of Operations - For the Years Ended December 31, 2025 and 2024

There is limited analysis on the operational results as the Fund only commenced investment operations in June 2024.

Analysis of Interest Income

Total investment income for the year ended December 31, 2025 and for the period from June 26, 2024, commencement of investment operations, through December 31, 2024 was $10.3 million and $1.6 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of dividends on the temporary investment of cash and other income from the forfeiture of commitment fees and deferred income from warrants.

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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the period from June 26, 2024, commencement of investment operations, through December 31, 2025.

	For the Year Ended December 31, 2025				For the Period Ended December 31, 2024*
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$39,833,780	$9,978,760	16.76%	8.29%	$13,717,119	$1,457,902	14.39%	6.13%
*From June 26, 2024, commencement of investment operations, through December 31, 2024.

Interest income for all loans increased by $8.5 million or 584.5% for the year ended December 31, 2025 compared to the period from June 26, 2024 through December 31, 2024. The increase is primarily due to increase in the loan investment portfolio. The average outstanding balance for all loans increased by $26.1 million or 190.4% for the year ended December 31, 2025 compared to the period from June 26, 2024 through December 31, 2024. All loans consisted only of performing loans as of December 31, 2025 and 2024.

Analysis of Interest Expense

Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest expense rate for the year ended December 31, 2025 and the period ended December 31, 2024.

	For the Year Ended December 31, 2025			For the Period Ended December 31, 2024*
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Income	Weighted Average Interest Expense Rate
Debt Facility	$27,153,846	$3,696,293	13.61%	$14,900,000	$1,157,004	7.77%
*From August 1, 2024, establishment of the debt facility, through December 31, 2024.
Interest expense increased by $2.5 million, or 219.5%, for the year ended December 31, 2025 compared to the period from August 1, 2024 through December 31, 2024. The increase in interest expense is primarily driven by the recognition of a full year of unused line fees, amortization of deferred facility and legal costs, and the annual agency fee versus only four months in the previous period, plus an overall increase in the average outstanding balance for borrowings under the facility by $12.3 million, or 82.2%, for the year ended December 31, 2025 compared to the period ended December 31, 2024.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the years ended December 31, 2025 and 2024.

	For the Years Ended December 31,
Operating Expenses	2025	2024	Change ($)
Management Fees	$6,254,649	$3,121,214	$3,133,435
Banking and professional fees	332,680	327,063	5,617
Directors' fees	136,000	135,000	1,000
Organizational costs	—	247,275	(247,275)
Other operating expenses	83,803	100,871	(17,068)
Total Operating Expenses	$6,807,132	$3,931,423	$2,875,709
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through December 31, 2025, Management Fees were calculated at 1.600%. For the period from June 25, 2024 (initial capital call due date) through December 31, 2024, Management Fees were calculated at 1.575% of the Company's committed capital.
Banking and professional fees did not materially decrease for the year ended December 31, 2025 compared to the same period in 2024. Banking and professional fees include legal fees related to client acquisition, audit and tax fees and consulting fees.
Organizational costs decreased by $0.2 million or 100% for the year ended December 31, 2025 compared to the same period in 2024. The decrease is due to the Fund commencing its investment operations in June 2024. Organizational costs included legal, accounting, and other corporate services fees incurred for the formation of the Fund.
Director fees and other operating expenses did not materially decrease during the year ended December 31, 2025 compared to the same periods in 2024. Other expenses included custody fees, tax fees and other expenses related to the operations of the Fund.

Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the year ended December 31, 2025 and 2024 were $0.3 million and $0.2 million, respectively.

Net Investment Loss

Net investment loss for the year ended December 31, 2025 and 2024 was $0.2 million and $3.5 million, respectively.

Liquidity and Capital Resources – December 31, 2025 and 2024

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of December 31, 2025 and 2024 was $40.8 million and $22.3 million, respectively. As of December 31, 2025 and 2024, the Company had subscriptions for capital in the amount of $389.4 million and $380.7 million, respectively, of which $52.3 million and $30.5 million, respectively, had been called and received. As of December 31, 2025, $337.1 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The changes in cash for the years ended December 31, 2025 and 2024 were as follows:

	For the Year Ended December 31, 2025	For the Year Ended December 31, 2024
Net cash used in operating activities	$(29,430,783)	$(31,790,696)
Net cash provided by financing activities	25,980,955	41,301,425
Net increase (decrease) in cash and cash equivalents	$(3,449,828)	$9,510,729

As of December 31, 2025 and 2024, 23.1% and 75.2%, respectively, of the Fund’s net assets consisted of cash and cash equivalents.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a "Reference Rate Loan"), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a "Term SOFR Loan") or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a "Daily Compounded SOFR Loan"). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of December 31, 2025, $28.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $30.1 million for the year ended December 31, 2025. Net loan amounts outstanding after amortization increased by $24.9 million for the same period. Unexpired unfunded commitments totaled $17.5 million as of December 31, 2025.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
December 31, 2025	$59.8 million	$11.0 million	$48.8 million	$17.5 million
December 31, 2024	$29.7 million	$5.7 million	$24.0 million	$17.1 million

The unexpired unfunded commitments by portfolio company as of December 31, 2025 and December 31, 2024 are detailed in Note 9 to the financial statements included in this filing.

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

As of December 31, 2025, the Fund had a cash balance of $6.1 million and $27.1 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $337.1 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of December 31, 2025, the Fund’s asset coverage ratio was 192%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of December 31, 2025, the outstanding debt balance was $28.5 million at a floating interest rate based on a Term SOFR Rate of 3.72%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of December 31, 2025. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest rate expense.

Based on the Fund’s Statements of Assets and Liabilities as of December 31, 2025, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments, borrowings and cash balances:

Effect of Interest Rate Change By	(Increase) Decrease Interest Expense
(2.00)%	$570,000
(1.00)%	$285,000
(0.50)%	$142,500
0.50%	$(142,500)
1.00%	$(285,000)
2.00%	$(570,000)

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

Management’s Annual Report on Internal Control over Financial Reporting

Pursuant to Rules 13a-15d and 15d-15(d) of the Exchange Act, the Fund’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Under the supervision of and with the participation of the Fund’s management, including its Chief Executive Officer and Chief Financial Officer, the Fund conducted an evaluation of the effectiveness of its internal control over financial reporting based on the Committee of Sponsoring Organizations of the Treadway Commission 2013 (“COSO 2013”) updated Internal Control - Integrated Framework. Based on its evaluation under the COSO 2013 Internal Control - Integrated Framework, the Fund’s management concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Controls

There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, the Fund’s internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 31, 2025, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The list of executive officers and biographical information appears in Part I, Item 1 of this Annual Report on Form 10-K. No family relationships exist among any of the directors or executive officers of the Fund.

The information required by this item concerning the directors of the Fund and the structure of its Board of Directors and Section 16(a) compliance will be contained in the Fund’s Proxy Statement filed in connection with the Annual Meeting of Shareholders to be held on May 20, 2026 (“Proxy Statement”) under the captions “Proposal 1 -- To Elect Five Directors of the Fund” and “Delinquent Section 16(a) Reports” and is incorporated herein by reference.

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

PART IV.
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES
1.     Index to Financial Statements and Financial Statement Schedules
Report of Independent Registered Public Accounting Firm
Statements of Assets and Liabilities as of December 31, 2025 and 2024
Statements of Operations for the years ended December 31, 2025, 2024 and for the period ended December 31, 2023
Statements of Changes in Net Assets for the years ended December 31, 2025 and 2024
Statements of Cash Flows for the years ended December 31, 2025 and 2024
Schedules of Investments as of December 31, 2025 and 2024
Notes to Financial Statements
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

10.3
Safra National Bank of New York Account Agreement General Terms and Conditions and Custody Addendum, dated September 9, 2025, by and between Westech Investment Advisors LLC, on behalf of the Fund and Safra National Bank of New York, incorporated by reference to Exhibit 10.3 to the Fund’s 10-Q filed with the Securities and Exchange Commission on November 13, 2025.

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
WTI FUND XI, INC.
(Registrant)

By:	/S/David R. Wanek		By:	/S/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	March 13, 2026		Date:	March 13, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	NAME	TITLE	DATE

By:	/S/ Maurice C. Werdegar	Chairman & Director	March 13, 2026
Maurice C. Werdegar

By:	/S/ David R. Wanek	Director	March 13, 2026
David R. Wanek

By:	/S/ Monica Lai	Director	March 13, 2026
Monica Lai

By:	/S/ Arthur Spinner	Director	March 13, 2026
Arthur Spinner

By:	/S/ Scott Taylor	Director	March 13, 2026
Scott Taylor

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholder and the Board of Directors of WTI Fund XI, Inc.

Opinion on the Financial Statements and Financial Highlights

We have audited the accompanying statements of assets and liabilities of WTI Fund XI, Inc. (the "Fund"), including the schedules of investments as of December 31, 2025 and 2024, the related statements of operations for each of the two years in the period ended December 31, 2025 and for the period from February 1, 2023 (date of incorporation) through December 31, 2023, statements of changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025, financial highlights for the year ended December 31, 2025 and for the period from June 26, 2024 (commencement of investment operations) to December 31, 2024, and the related notes (collectively referred to as the “financial statements and financial highlights”). In our opinion, the financial statements and financial highlights present fairly, in all material respects, the financial position of the Fund as of December 31, 2025 and 2024, and the results of its operations for each of the two years in the period then ended and the period from February 1, 2023 (date of incorporation) through December 31, 2023, statements of changes in net assets, and cash flows for each of the two years in the period ended December 31, 2025 and the financial highlights for the year ended December 31, 2025 and the period from June 26, 2024 (commencement of investment operations) to December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements and financial highlights, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements and financial highlights. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and financial highlights. Our procedures included confirmation of loans owned as of December 31, 2025 and 2024, by correspondence with the borrowers; when replies were not received, we performed other auditing procedures. We believe that our audits provide a reasonable basis for our opinion.

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

Fair Value — Level 3 Investments — Refer to Note 2 and Note 3 to the financial statements

Critical Audit Matter Description

As of December 31, 2025, the Fund has nonmarketable investments in loans. There is no readily available market price or secondary market for the loans made by the Fund to its borrowers; hence the Manager determines fair value based on a transaction that would occur in the most advantageous market and the estimates are subject to a high degree of judgment and uncertainty. The Fund’s loan investments are considered Level 3 fair value measurements in the fair value hierarchy due to the lack of observability over certain significant inputs used in determining fair value.

We identified the completeness of loans exhibiting indicators of credit deterioration as a critical audit matter.

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

March 13, 2026

San Francisco, California

We have served as the auditor of one or more Venture Lending & Leasing investment companies since 2001.

WTI FUND XI, INC.
Statements of Assets and Liabilities
As of December 31, 2025 and 2024

	December 31, 2025	December 31, 2024
ASSETS:
Loans, at estimated fair value
(amortized cost of $48,835,889 and $23,982,777, respectively)	$48,835,889	$23,982,777
Cash and cash equivalents	6,085,901	9,535,729
Dividend and interest receivables	1,044,410	495,733
Other assets	1,124,372	1,759,902
Total assets	57,090,572	35,774,141

LIABILITIES:
Borrowings under debt facility	28,500,000	21,000,000
Accrued management fees	1,610,685	1,655,566
Accounts payable and other accrued liabilities	586,146	446,088
Total liabilities	30,696,831	23,101,654

NET ASSETS:	$26,393,741	$12,672,487

Analysis of Net Assets:

Capital paid in on shares of capital stock	$40,825,000	$22,325,000
Cumulative return of capital distributions	(10,454,770)	(5,909,639)
Total distributable losses	(3,976,489)	(3,742,874)
Net assets (equivalent to $263.94 and $126.72 per share based on 100,000 shares of capital stock outstanding - See Note 5 and Note 11)	$26,393,741	$12,672,487

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (See Note 9)	$17,500,000	$17,129,000

See notes to financial statements.

WTI FUND XI, INC.
Statements of Operations
For the Years Ended December 31, 2025 and 2024 and For the Period Ended December 31, 2023

	For the Year Ended	For the Year Ended	For the Period Ended
	December 31, 2025	December 31, 2024	December 31, 2023*
INVESTMENT INCOME:
Interest on loans	$9,978,760	$1,457,902	$—
Other income	291,050	161,449	—
Total investment income	10,269,810	1,619,351	—

EXPENSES:
Management fees	6,254,649	3,121,214	—
Interest expense	3,696,293	1,157,004	—
Banking and professional fees	332,680	327,063	—
Directors’ fees	136,000	135,000	—
Organizational costs	—	247,275	273,798
Other operating expenses	83,803	100,871	—
Total expenses	10,503,425	5,088,427	273,798
Net investment loss	(233,615)	(3,469,076)	(273,798)

Net decrease in net assets resulting from operations	$(233,615)	$(3,469,076)	$(273,798)

Amounts per common share:
Net decrease in net assets resulting from operations per share	$(2.34)	$(34.69)	$(2.74)
Weighted average shares outstanding	100,000	100,000	100,000
*From February 1, 2023, date of incorporation, through December 31, 2023, during which the Fund had not yet commenced investment operations.
The Fund commenced investment operations on June 26, 2024.

See notes to financial statements.

WTI FUND XI, INC.
Statements of Changes in Net Assets
For the Years Ended December 31, 2025 and 2024

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2023	100,000	$100	$24,900	$—	$(273,798)	$(248,798)
Net decrease in net assets resulting from operations	—	—	—	—	(3,469,076)	(3,469,076)
Return of capital to shareholder	—	—	—	(5,909,639)	—	(5,909,639)
Contributions from shareholder	—	—	22,300,000	—	—	22,300,000
Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487

Net decrease in net assets resulting from operations	—	—	—	—	(233,615)	(233,615)
Return of capital to shareholder	—	—	—	(4,545,131)	—	(4,545,131)
Contributions from shareholder	—	—	18,500,000	—	—	18,500,000
Balance at December 31, 2025	100,000	$100	$40,824,900	$(10,454,770)	$(3,976,489)	$26,393,741

See notes to financial statements.

WTI FUND XI, INC.
Statements of Cash Flows
For the Years Ended December 31, 2025 and 2024

	For the Year Ended	For the Year Ended
	December 31, 2025	December 31, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net decrease in net assets resulting from operations	$(233,615)	$(3,469,076)
Adjustments to reconcile net decrease in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to borrowing facility	669,656	276,868
Origination of loans	(30,054,000)	(29,746,000)
Principal payments on loans, net of accretion	3,992,913	5,763,223
Acquisition of equity securities	(3,337,156)	(5,909,639)
Change in operating assets and liabilities:
Net increase in dividend and interest receivables	(548,677)	(495,733)
Net increase in other assets	(15,081)	(19,239)
Net increase in accounts payable, other accrued liabilities and accrued management fees	95,177	1,808,900
Net cash used in operating activities	(29,430,783)	(31,790,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Contributions from shareholder	18,500,000	22,300,000
Borrowings under debt facility	16,000,000	21,000,000
Repayments of borrowings under debt facility	(8,500,000)	—
Payments of bank facility fees and costs	(19,045)	(1,998,575)
Net cash provided by financing activities	25,980,955	41,301,425
Net increase (decrease) in cash and cash equivalents	(3,449,828)	9,510,729

CASH AND CASH EQUIVALENTS:
Beginning of year	9,535,729	25,000
End of year	$6,085,901	$9,535,729

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE YEAR:
Interest - Debt facility	$3,075,852	$543,212
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$4,545,131	$5,909,639
Receipt of equity securities as repayment of loans	$1,207,975	$—

See notes to financial statements.

WTI FUND XI, INC.

Schedule of Investments

As of December 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,367,516	$2,367,516	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$1,250,000	$1,227,535	$1,227,535	7/1/2028
	Biolojic Design Ltd. Subtotal ** ^					3,750,000	3,595,051	3,595,051
Biotechnology Total		13.6%				$3,750,000	$3,595,051	$3,595,051

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$232,355	$232,355	7/1/2028
Computers & Storage Total		0.9%				$250,000	$232,355	$232,355

Internet
	Realm Living, Inc.		Senior Secured	12.5%		$386,749	$372,203	$372,203	6/1/2027
Internet Total		1.4%				$386,749	$372,203	$372,203

Medical Devices
	eXo Imaging, Inc.		Senior Secured	12.5%		$1,250,000	$1,073,170	$1,073,170	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		$607,263	$560,846	$560,846	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		$364,325	$364,325	$364,325	5/1/2028
	Gallant Pet, Inc. Subtotal					971,588	925,171	925,171
Medical Devices Total		7.6%				$2,221,588	$1,998,341	$1,998,341

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,537,979	$2,884,323	$2,884,323	4/1/2028
	Vitable, Inc.		Senior Secured	13.0%		$1,500,000	$1,419,220	$1,419,220	4/1/2029
Other Healthcare Total		16.3%				$5,037,979	$4,303,543	$4,303,543

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$178,784	$160,873	$160,873	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		250,000	217,991	217,991	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		500,000	352,208	352,208	3/1/2029
	Belong, Inc. Subtotal					750,000	570,199	570,199
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	358,472	358,472	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		355,807	331,373	331,373	7/1/2028
	Carbon Ridge, Inc. Subtotal					730,807	689,845	689,845
	Creoate Limited ** ^		Senior Secured	12.8%		52,621	52,190	52,190	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		149,973	148,783	148,783	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,982	160,982	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		175,000	173,183	173,183	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		250,000	241,552	241,552	7/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		193,725	192,164	192,164	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	346,959	346,959	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,854	160,854	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		134,934	125,161	125,161	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		154,212	152,942	152,942	7/1/2028
	Creoate Limited Subtotal ** ^					1,810,465	1,754,770	1,754,770
	Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,148,778	1,148,778	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	104,270	104,270	1/1/2029
	Gold Words, LLC		Senior Secured	12.0%		176,527	172,296	172,296	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,654,066	1,212,785	1,212,785	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,596,791	2,596,791	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,444,410	2,444,410	7/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Last Energy Inc.		Senior Secured	13.8%		1,415,456	1,315,947	1,315,947	4/1/2028
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	1,753,056	1,550,358	1,550,358	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		707,063	676,534	676,534	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,140,858	2,073,572	2,073,572	1/1/2028
Other Technology Total		62.4%				$20,192,082	$16,471,428	$16,471,428

Software
	APIsecAI, Inc.		Senior Secured	12.0%		$250,000	$240,907	$240,907	1/1/2029
	APIsecAI, Inc.		Senior Secured	12.0%		500,000	468,391	468,391	5/1/2028
	APIsecAI, Inc. Subtotal					750,000	709,298	709,298
	Bito Inc.		Senior Secured	12.5%		250,000	211,502	211,502	5/1/2029
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	154,011	154,011	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	152,196	152,196	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	180,093	180,093	1/1/2029
	Crowded Technologies, Inc. Subtotal					375,000	332,289	332,289
	Manifold Inc.		Senior Secured	12.0%	6.7%	728,385	706,052	706,052	5/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.5%	250,000	235,775	235,775	7/1/2029
	Manifold Inc. Subtotal					978,385	941,827	941,827
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,498,201	4,464,422	4,464,422	1/1/2029
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,375,000	1,210,290	1,210,290	5/1/2029
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	3,000,000	2,711,475	2,711,475	10/1/2026
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	750,000	763,575	763,575	10/1/2026
	Standard Dental OpCo, Inc. Subtotal					3,750,000	3,475,050	3,475,050
	Truepic Inc.		Senior Secured	12.3%		206,016	175,873	175,873	12/1/2027
	Truepic Inc.		Senior Secured	12.3%		485,634	474,197	474,197	5/1/2028
	Truepic Inc. Subtotal					691,650	650,070	650,070
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	755,000	755,000	5/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	504,516	504,516	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	748,205	748,205	3/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	2,007,721	2,007,721
	ZeroCater, Inc.		Senior Secured	12.5%		1,528,011	1,457,461	1,457,461	4/1/2028
Software Total		59.1%				$17,383,747	$15,613,941	$15,613,941

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$204,083	$204,083	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,559	244,559	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,921	244,921	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,154	245,154	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,539	245,539	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,835	245,835	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	122,980	122,980	11/1/2028
	Ava Finance, Inc. Subtotal					1,625,000	1,553,071	1,553,071
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,141,884	1,045,078	1,045,078	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,178,438	1,160,716	1,160,716	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,214,197	1,195,316	1,195,316	5/1/2028
	Klar Holdings Limited Subtotal ** ^					3,534,519	3,401,110	3,401,110
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	855,529	816,262	816,262	1/1/2028
Technology Services Total		21.9%				$6,015,048	$5,770,443	$5,770,443

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$478,584	$478,584	12/1/2027
Wireless Total		1.8%				$500,000	$478,584	$478,584

	Grand Total	185.0%				$55,737,193	$48,835,889	$48,835,889

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 25.8% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund's investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of December 31, 2025, all loans were made to non-affiliates.

See notes to financial statements.

(Intentionally left blank)

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

(Intentionally left blank)

WTI FUND XI, INC.

Notes to Financial Statements

1.ORGANIZATION AND OPERATIONS OF THE FUND

WTI Fund XI, Inc. (the “Fund”) was incorporated in Maryland on February 1, 2023, as a non-diversified, closed-end management investment company that elected to be treated as a business development company (“BDC”) under the Investment Company Act of 1940, as amended (the “1940 Act”) and is managed by Westech Investment Advisors LLC (the “Manager” or “Management”) whose ultimate parent is Ridgepost Capital, Inc. (formerly known as P10, Inc.), a Delaware corporation.

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

As of December 31, 2025, the Fund’s cash was held at two financial institutions: Safra National Bank (“Safra Bank”), which is insured by the Federal Deposit Insurance Corporation (“FDIC”) and Mitsubishi UFJ Financial Group, Inc. (“MUFG Bank”), which is not FDIC-insured. As of December 31, 2024, cash and cash equivalents were held at U.S. Bank National Association (“US Bank”), an FDIC-insured institution and MUFG Bank.

On September 9, 2025, the Manager entered into a new custody agreement on behalf of the Fund, transitioning the Fund’s FDIC-insured cash deposit banking relationship from US Bank to Safra Bank and, on September 12, 2025, the Fund terminated its custody agreement with US Bank.

All cash held at MUFG Bank amounting to $200,000 and $199,402 as of December 31, 2025 and 2024, respectively, is exposed to custodial credit risk in the event of a failure of that institution. Additionally, balances held at the FDIC-insured institution that exceed the federal insurance limit of $250,000, expose the Fund to a concentration of credit risk.

The following table summarizes the Fund’s cash and cash equivalents as of each reporting date:

	December 31, 2025	December 31, 2024
Cash	$6,085,901	$199,402
Money market mutual funds*	—	9,336,327
Total cash and cash equivalents	$6,085,901	$9,535,729
Percentage of Fund’s net assets	23.1%	75.2%
*Refer to the Schedules of Investments for further details.

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

As of December 31, 2025 and 2024, the financial statements included nonmarketable investments of $48.8 million and $24.0 million, respectively (or 85.5% and 67.0% of total assets, respectively), with the fair values determined by the Manager in the absence of readily determinable market values. Because of the inherent uncertainty of these valuations, estimated fair values of such investments may differ significantly from the fair values that would have been used had a readily available market for the securities existed, and the differences could be material. Below is the information used by the Manager in making these estimates.

Loans

The Fund defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (the “most advantageous market”). Because there is no readily available market price and no secondary market for substantially all of the debt investments made by the Fund in its borrowing portfolio companies, Management determines fair value based on a transaction that would occur in the most advantageous market, and on several factors related to each borrower, including, but not limited to, the borrower’s payment history, available cash and “burn rate,” revenues, net income or loss, the likelihood that the borrower will be able to secure additional financing in the future, and an evaluation of the general interest rate environment. The amount of any valuation adjustment considers the estimated amount and timing of cash payments of principal and interest from the borrower and/or liquidation analysis and is determined based upon a credit analysis of the borrower and an analysis of the expected recovery from the borrower, including consideration of factors such as the nature and quality of the Fund’s security interests in collateral, the estimated fair value of the Fund’s collateral, the size of the loan, and the estimated time that will elapse before the Fund achieves a recovery. Where the risk profile is consistent with the original underwriting, the cost basis of substantially all of the loans approximates fair value. Management has evaluated these factors and has concluded that the effect of deterioration in the quality of the underlying collateral, increase in size of the loan, increase in the estimated time to recovery and increase in the most advantageous market effective yield rate would have the effect of lowering the fair value of the current portfolio of loans.

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
As of December 31, 2025 and 2024, no loans were classified as non-accrual.

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
The remaining expected lives of warrants are based on historical experience of the average life of the warrants, as warrants are often exercised in the event of acquisitions, mergers, or initial public offerings and terminated due to events such as bankruptcies, restructuring activities, or additional financings. These events cause the expected term to be less than the remaining contractual term of the warrants. As of December 31, 2025 and 2024, the Fund assumed the average duration of a warrant is four years. The effect of an increase in the estimated initial term of the warrants used in the Black-Scholes option pricing model would have the effect of increasing the fair value of the warrants. However, the estimated initial term of the warrants is one factor, of many, used in the valuation of warrants, and by itself does not have a significant impact on the results of operations.

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

Recent Accounting Pronouncements

Management has evaluated all Accounting Standards Updates (“ASUs”) issued in 2025 and concluded that none of the new standards are applicable to the Fund or are expected to have a material impact on the Fund’s financial statements. The Fund will continue to monitor standard-setting activities and evaluate the impact of any future ASUs on its financial statements as they are issued.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of December 31, 2025 and 2024, the Fund's investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Schedules of Investments.

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

Loan balances in the Schedules of Investments are listed by borrower. Typically, a borrower’s balance will be composed of several loans drawn under a commitment made by the Fund with the interest rate on each loan fixed at the time each loan is funded. Each loan drawn under a commitment has a different maturity date and amount.

The following table shows the weighted-average interest rate of the loans:

	For the Years Ended
Performing Loans	December 31, 2025	December 31, 2024*
Weighted-Average Interest Rate – Cash	16.76%	14.39%
Weighted Average Interest Rate – Non-Cash	8.29%	6.13%
Weighted-Average Interest Rate	25.05%	20.52%
* From June 26, 2024, commencement of investment operations, through December 31, 2024.

All loans held as of December 31, 2025 and 2024 are classified as performing loans.

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

All loans as of December 31, 2025 and 2024 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund. As of December 31, 2025 and 2024, the Fund had unexpired unfunded commitments to borrowers of $17.5 million and $17.1 million, respectively.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the years ended December 31, 2025 and 2024.

For fair value disclosure purposes, the Fund has identified two classes of financial instruments: cash equivalents and loan investments. Cash equivalents are valued at the traded net asset value of the money market fund. As a result, these measurements are classified as Level 1. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund's loan investments are classified as Level 3.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of December 31, 2025 and 2024. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,595,051	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Computers & Storage	232,355	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	372,203	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%
Medical Devices	1,998,341	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
Other Healthcare	4,303,543	Most advantageous market analysis	Most advantageous market effective yield rate	16% *	16%
Other Technology	16,471,428	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	19%
Software	15,613,941	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 27%	21%
Technology Services	5,770,443	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	478,584	Most advantageous market analysis	Most advantageous market effective yield rate	20% *	20%

Total Loan Investments	$48,835,889
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2024	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Internet	$467,772	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Medical Devices	548,324	Most advantageous market analysis	Most advantageous market effective yield rate	21%*	21%
Other Technology	8,928,948	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 30%	20%
Software	10,356,870	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 30%	19%
Technology Services	3,210,200	Most advantageous market analysis	Most advantageous market effective yield rate	18% - 20%	18%
Wireless	470,663	Most advantageous market analysis	Most advantageous market effective yield rate	18% *	18%

Total Loan Investments	$23,982,777
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Increases (or decreases) in the most advantageous market effective yield rate, in isolation, could result in a significantly lower (or higher) fair value measurement. These sensitivities vary across industry segments and individual borrowers.

The following tables present the balances of assets and liabilities as of December 31, 2025 and 2024 measured at fair value on a recurring basis:

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$48,835,889	$48,835,889
Total	$—	$—	$48,835,889	$48,835,889

As of December 31, 2024
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$23,982,777	$23,982,777
Cash equivalents	9,336,327	—	—	9,336,327
Total	$9,336,327	$—	$23,982,777	$33,319,104
† For a detailed listing of borrowers comprising this amount, please refer to the Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Year Ended December 31, 2025
	Loans	Warrants
Beginning balance	$23,982,777	$—
Acquisitions and originations	30,054,000	4,545,131
Principal payments on loans, net of accretion	(5,200,888)	—
Distributions to shareholder	—	(4,545,131)
Ending balance	$48,835,889	$—

	For the Period Ended December 31, 2024*
	Loans	Warrants	Stocks
Beginning balance	$—	$—	$—
Acquisitions and originations	29,746,000	5,427,792	481,847
Principal payments on loans, net of accretion	(5,763,223)	—	—
Distributions to shareholder	—	(5,427,792)	(481,847)
Ending balance	$23,982,777	$—	$—

* From June 26, 2024, commencement of investment operations, through September 30, 2024.

There were no changes in unrealized gains (losses) from the loans still held as of December 31, 2025 and 2024.

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

5.    CAPITAL STOCK

As of both December 31, 2025 and 2024, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of December 31, 2025 and 2024, was $389.4 million and $380.7 million, respectively. Total contributed capital to the Company as of December 31, 2025 and 2024, was $52.3 million and $30.5 million, respectively, of which $40.8 million and $22.3 million were contributed to the Fund, respectively. For the years ended December 31, 2025 and 2024, the Fund has distributed $4.5 million and $5.9 million, respectively, of equity securities to the Company.

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of December 31, 2025 and 2024, the Fund’s asset coverage for borrowings was 192% and 159%, respectively.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. As of December 31, 2025 and 2024, the Fund’s outstanding borrowings were entirely 1-month Term SOFR Loans. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of December 31, 2025 and 2024, the remaining unamortized fees and costs amounted to $1.1 million and $1.7 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The debt facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund's borrowing base As of December 31, 2025 and 2024, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of December 31, 2025 and 2024, $28.5 million and $21.0 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 6.3% and 6.9%, respectively.

7.    MANAGEMENT FEE AND RELATED PARTIES
Management Fee
As compensation for its services to the Fund, the Manager, from the date of the first capital contribution, June 25, 2024, receives an investment management fee from the Fund (the “Management Fee”). The aggregate annual amount of the Management Fee for each annual period (which is comprised of four whole fiscal quarters and which, in the case of the first year, commenced on the first day of the first fiscal quarter following the first capital contribution) calculated as a percentage of committed capital, is as follows:

Management Fee
Year 1	1.575%
Year 2	1.600%
Year 3	1.575%
Year 4	1.500%
Year 5	1.250%
Year 6	0.900%
Year 7	0.600%
Year 8	0.350%
Year 9	0.150%

There will be no Management Fee payable after the ninth-year anniversary of the first capital contribution date.
For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through December 31, 2025, Management Fees were calculated at 1.600%. For the period from June 25, 2024 (initial capital call due date) through December 31, 2024, Management Fees were calculated at 1.575% of the Company's committed capital.

Management Fees of $6.3 million and $3.1 million were recognized as expenses for the year ended December 31, 2025 and for the period from June 25, 2024 (initial capital call due date) through December 31, 2024, respectively.

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

8. TAX STATUS

The Fund had no taxable income for the year ended December 31, 2025 and 2024. The Fund anticipates electing to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code and anticipates operating in a manner so as to qualify for the tax treatment applicable to RICs. However, as of December 31, 2025, no such election has yet been made.

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

The cost of investments for federal income tax purposes reported on the Schedule of Investments as of December 31, 2025 and 2024 was $48.8 million and $24.0 million, respectively. At December 31, 2025 and 2024, the Fund reported no gross unrealized gains, no gross unrealized losses and no net unrealized gains or losses from investments.

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

Book and tax basis differences relating to shareholder dividends and distributions and other permanent book and tax differences are reclassified among the Fund’s capital accounts.  As of December 31, 2025 and 2024, there were no book reclassification of dividends and distributions and other permanent book and tax differences, among the Fund's capital accounts. In addition, the character of income and gains to be distributed is determined in accordance with income tax regulations that may differ from U.S. GAAP. For income tax purposes, the distributions paid to the shareholder are reported as ordinary income, return of capital, or a combination thereof. For the years ended December 31, 2025 and 2024, the tax character of distributions paid was ordinary income in the amount of $0, and return of capital of $4.5 million and $5.9 million, respectively.

As of December 31, 2025 and 2024, the components of total distributions on a tax basis were as follows:

	December 31, 2025	December 31, 2024
Other temporary differences	$(3,976,489)	$(3,742,874)
Distributions in excess of net investment income	(10,454,770)	(5,909,639)
Total distributions	$(14,431,259)	$(9,652,513)
As of December 31, 2025, the Fund had no undistributed earnings. The Fund may pay distributions in excess of its taxable net investment income. This excess would be a tax-free return of capital in the period and reduce the shareholder’s tax basis in its shares.

The Fund’s tax returns remain open for examination by the federal government for a period of three years and California tax authorities for a period of four years from when they are filed.  As of December 31, 2025 and 2024, the Fund had no uncertain tax positions and no capital loss carryforwards.

9. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of December 31, 2025 and 2024, the Fund’s unexpired unfunded commitments to borrowers totaled $17.5 million and $17.1 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Ava Finance, Inc.	Technology Services	500,000	03/31/2026
Bito Inc.	Software	125,000	03/31/2026
Creoate Limited	Other Technology	125,000	01/31/2026
Crowded Technologies, Inc.	Software	375,000	07/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	250,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Teiko Bio, Inc.	Biotechnology	500,000	06/30/2026
Vitable, Inc.	Other Healthcare	1,000,000	03/14/2026
Total		$17,500,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2024:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2024	Expiration Date
AI Netomi, Inc.	Software	$750,000	01/31/2025
Carbon Ridge, Inc.	Other Technology	375,000	04/01/2025
Creoate Limited	Other Technology	554,000	05/31/2025
Gallant Pet, Inc.	Medical Devices	375,000	02/28/2025
Gold Words, LLC	Other Technology	125,000	06/30/2025
Innventure LLC	Other Technology	7,500,000	01/31/2025
Klar Holdings Limited	Technology Services	2,500,000	07/31/2025
Manifold Inc.	Software	250,000	12/31/2025
Owlet Baby Care, Inc.	Other Technology	1,875,000	08/15/2025
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Scripta Insights, Inc.	Other Technology	250,000	03/31/2025
SkySQL, Inc.	Software	250,000	07/31/2025
Truepic Inc.	Software	500,000	01/03/2025
ZeroCater, Inc.	Software	825,000	01/31/2025
Total		$17,129,000

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

10. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-back companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund's chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Statements of Operations.

11. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the year ended December 31, 2025. The Fund began investment operations on June 26, 2024 and therefore, the comparative information presented is calculated from this date through December 31, 2024.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Year Ended December 31, 2025	For the Period Ended December 31, 2024 (a)

Total return (b)	(3.00%)	(23.84%)

Per share amounts:
Net asset value, beginning of period	$126.72	$ (7.63) (c)
Net investment loss	(2.34)	(29.55)
Net decrease in net assets resulting from operations	(2.34)	(29.55)
Contributions from shareholder	185.00	223.00
Return of capital to shareholder	(45.44)	(59.10)
Net asset value, end of period	263.94	126.72
Net assets, end of period	26,393,741	12,672,487

Ratios to average net assets:
Expenses (d)	51.57%	71.46%
Net investment loss (d)	(1.15%)	(46.16%)
Portfolio turn-over rate	—%	—%
Average debt outstanding	$27,153,846	$14,900,000

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