Form 10-Q
period 2026-03-31
WTI Fund XI, Inc.
filed 2026-05-14
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of May 14, 2026
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of March 31, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the three months ended March 31, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of March 31, 2026 and December 31, 2025

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF MARCH 31, 2026 AND DECEMBER 31, 2025

	March 31, 2026	December 31, 2025
ASSETS

Loans, at estimated fair value
(amortized cost of $66,761,212 and $48,835,889, respectively)	$66,761,212	$48,835,889
Cash	14,965,207	6,085,901
Dividend and interest receivables	957,885	1,044,410
Other assets	1,224,221	1,124,372
Total assets	83,908,525	57,090,572

LIABILITIES
Borrowings under debt facility	50,500,000	28,500,000
Accrued management fees	1,536,458	1,610,685
Accounts payable and other accrued liabilities	906,740	586,146
Total liabilities	52,943,198	30,696,831

NET ASSETS	$30,965,327	$26,393,741

Analysis of Net Assets:

Capital paid in on shares of capital stock	$47,825,000	$40,825,000
Cumulative return of capital distributions	(12,883,184)	(10,454,770)
Total distributable losses	(3,976,489)	(3,976,489)
Net assets (equivalent to $309.65 and $263.94 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 10)	$30,965,327	$26,393,741

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (see Note 8)	$30,500,000	$17,500,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

INVESTMENT INCOME:
Interest on loans	$4,484,266	$1,731,038
Other income	4,666	90,641
Total investment income	4,488,932	1,821,679

EXPENSES:
Management fees	1,536,458	$1,547,943
Interest expense	945,168	860,796
Banking and professional fees	51,283	67,497
Other operating expenses	69,287	42,475
Total expenses	2,602,196	2,518,711
Net investment income (loss)	1,886,736	(697,032)

Net increase (decrease) in net assets resulting from operations	$1,886,736	$(697,032)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$18.87	$(6.97)
Weighted average shares outstanding	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(697,032)	(697,032)
Return of capital to shareholder	—	—	—	(1,833,699)	—	(1,833,699)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at March 31, 2025	100,000	$100	$32,324,900	$(7,743,338)	$(4,439,906)	$20,141,756

Balance at December 31, 2025	100,000	$100	$40,824,900	$(10,454,770)	$(3,976,489)	$26,393,741
Net increase in net assets resulting from operations	—	—	—	—	1,886,736	1,886,736
Distributions of income to shareholder	—	—	—	—	(1,886,736)	(1,886,736)
Return of capital to shareholder	—	—	—	(2,428,414)	—	(2,428,414)
Contributions from shareholder	—	—	7,000,000	—	—	7,000,000
Balance at March 31, 2026	100,000	$100	$47,824,900	$(12,883,184)	$(3,976,489)	$30,965,327

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$1,886,736	$(697,032)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility	169,121	166,730
Origination of loans	(27,350,000)	(14,279,000)
Principal payments on loans, net of accretion	9,350,232	1,388,587
Acquisition of equity securities	(2,240,705)	(1,833,699)
Change in operating assets and liabilities:
Net (increase) decrease in dividend and interest receivables	86,525	(200,085)
Net increase (decrease) in other assets	(268,171)	12,867
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	245,568	(148,146)
Net cash used in operating activities	(18,120,694)	(15,589,778)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(2,000,000)	—
Contributions from shareholder	7,000,000	10,000,000
Borrowings under debt facility	22,000,000	4,000,000
Repayments of borrowings under debt facility	—	(3,000,000)
Payments of bank facility fees and costs	—	(1,695)
Net cash provided by financing activities	27,000,000	10,998,305

Net increase (decrease) in cash and cash equivalents	8,879,306	(4,591,473)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,085,901	9,535,729
End of period	$14,965,207	$4,944,256

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$777,322	$705,155
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$2,315,150	$1,833,699
Receipt of equity securities as repayment of loans	$74,445	$—

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF MARCH 31, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$1,177,621	$1,163,695	$1,163,695	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	2,355,242	2,253,083	2,253,083	7/1/2028
	Biolojic Design Ltd. Subtotal ** ^					3,532,863	3,416,778	3,416,778
	Teiko Bio, Inc.		Senior Secured	12.5%		250,000	223,433	223,433	5/1/2029
Biotechnology Total		11.8%				$3,782,863	$3,640,211	$3,640,211

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$235,607	$225,522	$225,522	7/1/2028
Computers & Storage Total		0.7%				$235,607	$225,522	$225,522

Internet
	BossBites Inc.		Senior Secured	12.0%		$1,500,000	$1,413,342	$1,413,342	4/1/2029
	Realm Living, Inc.		Senior Secured	12.5%		327,131	316,623	316,623	6/1/2027
Internet Total		5.6%				$1,827,131	$1,729,965	$1,729,965

Medical Devices
	eXo Imaging, Inc.		Senior Secured	12.5%		$1,250,000	$1,093,444	$1,093,444	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		331,617	331,617	331,617	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		552,897	514,327	514,327	5/1/2028
	Gallant Pet, Inc. Subtotal					884,514	845,944	845,944
Medical Devices Total		6.3%				$2,134,514	$1,939,388	$1,939,388

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,208,938	$2,665,372	$2,665,372	4/1/2028
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,134,708	1,134,708	10/1/2029
	Vitable, Inc.		Senior Secured	13.0%		1,500,000	1,427,124	1,427,124	4/1/2029
	Vitable, Inc.		Senior Secured	13.0%		1,000,000	972,313	972,313	4/1/2029
	Vitable, Inc. Subtotal					2,500,000	2,399,437	2,399,437
Other Healthcare Total		20.0%				$7,208,938	$6,199,517	$6,199,517

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$165,290	$151,167	$151,167	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		500,000	365,302	365,302	3/1/2029
	Belong, Inc.		Senior Secured	13.0%		625,000	497,907	497,907	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		250,000	221,131	221,131	3/1/2029
	Belong, Inc. Subtotal					1,375,000	1,084,340	1,084,340
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	460,301	460,301	4/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	360,499	360,499	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		326,077	305,526	305,526	7/1/2028
	Carbon Ridge, Inc. Subtotal					701,077	666,025	666,025
	Creoate Limited ** ^		Senior Secured	12.8%		136,993	136,001	136,001	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		48,397	48,034	48,034	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		176,285	174,994	174,994	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		125,000	121,882	121,882	8/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		158,237	156,818	156,818	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		122,284	86,007	86,007	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		175,000	173,420	173,420	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		250,000	244,034	244,034	7/1/2029

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Creoate Limited ** ^		Senior Secured	12.8%		154,103	152,805	152,805	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	349,737	349,737	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		141,365	140,300	140,300	7/1/2028
	Creoate Limited Subtotal ** ^					1,862,664	1,784,032	1,784,032
	Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,159,502	1,159,502	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	106,582	106,582	1/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	120,372	120,372	4/1/2029
	Fortull, Inc. Subtotal					250,000	226,954	226,954
	Gold Words, LLC		Senior Secured	12.0%		156,665	153,325	153,325	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,513,838	1,152,876	1,152,876	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		4,570,967	2,493,986	2,493,986	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,354,414	2,328,339	2,328,339	7/1/2028
	Owlet Baby Care, Inc.		Senior Secured	12.0%	7.8%	1,564,658	1,422,355	1,422,355	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		640,599	615,514	615,514	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		1,913,986	1,860,144	1,860,144	1/1/2028
	Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,013,674	17,013,674	10/1/2029
	Umbra Lab, Inc. Subtotal					19,963,986	18,873,818	18,873,818
	World View Enterprises Inc.		Senior Secured	13.0%		1,000,000	754,236	754,236	3/1/2029
Other Technology Total		107.6%				$37,869,158	$33,326,770	$33,326,770

Software
	APIsecAI, Inc.		Senior Secured	12.0%		$483,414	$457,056	$457,056	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		250,000	242,691	242,691	1/1/2029
	APIsecAI, Inc. Subtotal					733,414	699,747	699,747
	Bito Inc.		Senior Secured	12.5%		250,000	214,939	214,939	5/1/2029
	Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	940,751	940,751	10/1/2029
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	158,948	158,948	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	181,551	181,551	1/1/2029
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	156,149	156,149	12/1/2028
	Crowded Technologies, Inc. Subtotal					375,000	337,700	337,700
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,557,383	4,623,595	4,623,595	1/1/2029
	Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,588,256	1,588,256	3/1/2029
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,375,000	1,228,718	1,228,718	5/1/2029
	Truepic Inc.		Senior Secured	12.3%		182,887	158,840	158,840	12/1/2027
	Truepic Inc.		Senior Secured	12.3%		441,671	432,217	432,217	5/1/2028
	Truepic Inc. Subtotal					624,558	591,057	591,057
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	773,750	773,750	3/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	514,397	514,397	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	771,819	771,819	5/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	2,059,966	2,059,966
	ZeroCater, Inc.		Senior Secured	12.5%		1,467,728	1,417,739	1,417,739	4/1/2028
Software Total		44.8%				$15,245,583	$13,861,416	$13,861,416

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$246,615	$246,615	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	210,677	210,677	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	123,450	123,450	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,677	245,677	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,661	245,661	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,903	245,903	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	246,283	246,283	12/1/2028
	Ava Finance, Inc. Subtotal					1,625,000	1,564,266	1,564,266

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,067,665	1,053,131	1,053,131	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,104,583	1,088,978	1,088,978	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,029,979	950,854	950,854	3/1/2028
	Klar Holdings Limited Subtotal ** ^					3,202,227	3,092,963	3,092,963
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	764,441	736,278	736,278	1/1/2028
Technology Services Total		17.4%				$5,591,668	$5,393,507	$5,393,507

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$444,916	$444,916	6/1/2028
Wireless Total		1.4%				$500,000	$444,916	$444,916

	Grand Total	215.6%				$74,395,462	$66,761,212	$66,761,212
**Indicates assets that the Fund deems “non-qualifying assets.” As of March 31, 2026, 16.0% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of March 31, 2026, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

(Intentionally left blank)

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2025

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,367,516	$2,367,516	7/1/2028
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	1,250,000	1,227,535	1,227,535	7/1/2028
	Biolojic Design Ltd. Subtotal ** ^					3,750,000	3,595,051	3,595,051
Biotechnology Total		13.6%				$3,750,000	$3,595,051	$3,595,051

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$232,355	$232,355	7/1/2028
Computers & Storage Total		0.9%				$250,000	$232,355	$232,355

Internet
	Realm Living, Inc.		Senior Secured	12.5%		$386,749	$372,203	$372,203	6/1/2027
Internet Total		1.4%				$386,749	$372,203	$372,203

Medical Devices
	eXo Imaging, Inc.		Senior Secured	12.5%		$1,250,000	$1,073,170	$1,073,170	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		607,263	560,846	560,846	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		364,325	364,325	364,325	5/1/2028
	Gallant Pet, Inc. Subtotal					971,588	925,171	925,171
Medical Devices Total		7.6%				$2,221,588	$1,998,341	$1,998,341

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$3,537,979	$2,884,323	$2,884,323	4/1/2028
	Vitable, Inc.		Senior Secured	13.0%		1,500,000	1,419,220	1,419,220	4/1/2029
Other Healthcare Total		16.3%				$5,037,979	$4,303,543	$4,303,543

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$178,784	$160,873	$160,873	10/1/2028
	Belong, Inc.		Senior Secured	13.5%		250,000	217,991	217,991	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		500,000	352,208	352,208	3/1/2029
	Belong, Inc. Subtotal					750,000	570,199	570,199
	Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	358,472	358,472	1/1/2029
	Carbon Ridge, Inc.		Senior Secured	12.5%		355,807	331,373	331,373	7/1/2028
	Carbon Ridge, Inc. Subtotal					730,807	689,845	689,845
	Creoate Limited ** ^		Senior Secured	12.8%		52,621	52,190	52,190	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		149,973	148,783	148,783	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,982	160,982	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		175,000	173,183	173,183	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		250,000	241,552	241,552	7/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		193,725	192,164	192,164	5/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	346,959	346,959	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,854	160,854	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		134,934	125,161	125,161	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		154,212	152,942	152,942	7/1/2028
	Creoate Limited Subtotal ** ^					1,810,465	1,754,770	1,754,770
	Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,148,778	1,148,778	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	104,270	104,270	1/1/2029
	Gold Words, LLC		Senior Secured	12.0%		176,527	172,296	172,296	12/1/2027
	Hint, Inc.		Senior Secured	13.8%		1,654,066	1,212,785	1,212,785	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		5,000,000	2,596,791	2,596,791	6/1/2028
	Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,444,410	2,444,410	7/1/2028
	Last Energy Inc.		Senior Secured	13.8%		1,415,456	1,315,947	1,315,947	4/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	1,753,056	1,550,358	1,550,358	1/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		707,063	676,534	676,534	4/1/2028
	Umbra Lab, Inc.		Senior Secured	13.5%		2,140,858	2,073,572	2,073,572	1/1/2028
Other Technology Total		62.4%				$20,192,082	$16,471,428	$16,471,428

Software
	APIsecAI, Inc.		Senior Secured	12.0%		$250,000	$240,907	$240,907	1/1/2029
	APIsecAI, Inc.		Senior Secured	12.0%		500,000	468,391	468,391	5/1/2028
	APIsecAI, Inc. Subtotal					750,000	709,298	709,298
	Bito Inc.		Senior Secured	12.5%		250,000	211,502	211,502	5/1/2029
	Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	154,011	154,011	11/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	152,196	152,196	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	180,093	180,093	1/1/2029
	Crowded Technologies, Inc. Subtotal					375,000	332,289	332,289
	Manifold Inc.		Senior Secured	12.0%	6.7%	728,385	706,052	706,052	5/1/2028
	Manifold Inc.		Senior Secured	12.0%	6.5%	250,000	235,775	235,775	7/1/2029
	Manifold Inc. Subtotal					978,385	941,827	941,827
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,498,201	4,464,422	4,464,422	1/1/2029
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,375,000	1,210,290	1,210,290	5/1/2029
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	3,000,000	2,711,475	2,711,475	10/1/2026
	Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	750,000	763,575	763,575	10/1/2026
	Standard Dental OpCo, Inc. Subtotal					3,750,000	3,475,050	3,475,050
	Truepic Inc.		Senior Secured	12.3%		206,016	175,873	175,873	12/1/2027
	Truepic Inc.		Senior Secured	12.3%		485,634	474,197	474,197	5/1/2028
	Truepic Inc. Subtotal					691,650	650,070	650,070
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	755,000	755,000	5/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	504,516	504,516	4/1/2026
	Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	748,205	748,205	3/1/2026
	Vesta Housing, Inc. Subtotal					2,000,000	2,007,721	2,007,721
	ZeroCater, Inc.		Senior Secured	12.5%		1,528,011	1,457,461	1,457,461	4/1/2028
Software Total		59.1%				$17,383,747	$15,613,941	$15,613,941

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$204,083	$204,083	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,559	244,559	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,921	244,921	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,154	245,154	1/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,539	245,539	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,835	245,835	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	122,980	122,980	11/1/2028
	Ava Finance, Inc. Subtotal					1,625,000	1,553,071	1,553,071
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,141,884	1,045,078	1,045,078	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,178,438	1,160,716	1,160,716	4/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		1,214,197	1,195,316	1,195,316	5/1/2028
	Klar Holdings Limited Subtotal ** ^					3,534,519	3,401,110	3,401,110
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	855,529	816,262	816,262	1/1/2028
Technology Services Total		21.9%				$6,015,048	$5,770,443	$5,770,443

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$478,584	$478,584	12/1/2027
Wireless Total		1.8%				$500,000	$478,584	$478,584

	Grand Total	185.0%				$55,737,193	$48,835,889	$48,835,889

**Indicates assets that the Fund deems “non-qualifying assets.” As of December 31, 2025, 25.8%of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10‑Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10‑K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund's annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2026 are not necessarily indicative of results for a full fiscal year.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of March 31, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following table shows the weighted-average interest rate of the loans:

	For the Three Months Ended
Performing Loans	March 31, 2026	March 31, 2025
Weighted-Average Interest Rate – Cash	24.75%	15.14%
Weighted Average Interest Rate – Non-Cash	8.72%	7.52%
Weighted-Average Interest Rate	33.47%	22.66%

All loans held as of March 31, 2026 and 2025 are classified as performing loans.

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

All loans as of March 31, 2026 and 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three months ended March 31, 2026 and 2025.

For fair value disclosure purposes, the Fund has identified one class of financial instrument: loan investments. The Fund’s loan investments are individually negotiated and unique, and because there is little to no market in which these assets trade, the unobservable inputs for these assets are valued using estimated recovery values. As a result, the Fund’s loan investments are classified as Level 3.

The methodologies primarily employed by Management for valuation purposes consist of valuing loans based on the most advantageous market, as discussed in Note 2 - Summary of Significant Accounting Policies of the Fund’s audited financial statements included in the Form 10-K, and the “asset recovery” method. The asset recovery method is utilized once Management identifies a troubled loan. This methodology incorporates various alternative outcomes based on all available information as of the valuation date. Each outcome is assigned a weighting depending on the facts and circumstances which exist at the underlying portfolio company. In certain scenarios, Management identifies all relevant remaining assets and the expected value of the proceeds the Fund may receive for selling off tangible assets or intellectual property rights, redeploying those assets to other companies, recovering receivables, etc. In other circumstances, Management considers the portfolio company’s potential ability to raise an additional round of financing or to be acquired which then allows for full or partial recovery of the Fund’s loan.

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of March 31, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,640,211	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 19%	17%

Investment Type - Level 3
Loan Investments	Fair Value at March 31, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Computers & Storage	225,522	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	1,729,965	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 18%	16%
Medical Devices	1,939,388	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
Other Healthcare	6,199,517	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 26%	19%
Other Technology	33,326,770	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	17%
Software	13,861,416	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 27%	20%
Technology Services	5,393,507	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	444,916	Most advantageous market analysis	Most advantageous market effective yield rate	23% *	23%

Total Loan Investments	$66,761,212
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.

Investment Type - Level 3
Loan Investments	Fair Value at December 31, 2025	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,595,051	Most advantageous market analysis	Most advantageous market effective yield rate	17% *	17%
Computers & Storage	232,355	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	372,203	Most advantageous market analysis	Most advantageous market effective yield rate	18%*	18%
Medical Devices	1,998,341	Most advantageous market analysis	Most advantageous market effective yield rate	17% -22%	20%
Other Healthcare	4,303,543	Most advantageous market analysis	Most advantageous market effective yield rate	16%*	16%
Other Technology	16,471,428	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	19%
Software	15,613,941	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 27%	21%
Technology Services	5,770,443	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	478,584	Most advantageous market analysis	Most advantageous market effective yield rate	20%*	20%

Total Loan Investments	$48,835,889
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
The following tables present the balances of assets and liabilities as of March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of March 31, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$66,761,212	$66,761,212
Total	$—	$—	$66,761,212	$66,761,212

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$48,835,889	$48,835,889
Total	$—	$—	$48,835,889	$48,835,889
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended March 31, 2026
	Loans	Warrants
Beginning balance	$48,835,889	$—
Acquisitions and originations	27,350,000	2,315,150
Principal payments on loans, net of accretion	(9,424,677)	—
Distributions to shareholder	—	(2,315,150)
Ending balance	$66,761,212	$—

	For the Three Months Ended March 31, 2025
	Loans	Warrants
Beginning balance	$23,982,777	$—
Acquisitions and originations	14,279,000	1,833,699
Principal payments on loans, net of accretion	(1,388,587)	—
Distributions to shareholder	—	(1,833,699)
Ending balance	$36,873,190	$—

There were no changes in unrealized gains (losses) from the loans still held as of March 31, 2026 and 2025.

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

5.    CAPITAL STOCK

As of both March 31, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of both March 31, 2026 and December 31, 2025, was $389.4 million. Total contributed capital to the Company as of March 31, 2026 and December 31, 2025, was $60.3 million and $52.3 million, respectively, of which $47.8 million and $40.8 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Cash distributions	$2,000,000	$—
Distributions of securities	2,315,150	1,833,699
Total distributions to shareholder	$4,315,150	$1,833,699

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of March 31, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 161% and 192%, respectively.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. As of March 31, 2026, the Fund’s outstanding borrowings of $50.5 million, consisted of $45.5 million of 1‑month Term SOFR Loans and $5.0 million of a Reference Rate Loan. As of December 31, 2025, the Fund’s outstanding borrowings were entirely 1‑month Term SOFR Loans.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of March 31, 2026 and December 31, 2025, the remaining unamortized fees and costs amounted to $0.9 million and $1.1 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The debt facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund’s borrowing base. As of March 31, 2026 and December 31, 2025, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of March 31, 2026 and December 31, 2025, $50.5 million and $28.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 6.4% and 6.3%, respectively.

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

For the three months ended March 31, 2026 and 2025, Management Fees were calculated at 1.600% and 1.575% of the Company’s committed capital, respectively. Management Fees of $1.5 million were recognized as expenses for both the three months ended March 31, 2026 and 2025.

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
Transactions with WTI Fund X, Inc. (“Fund X”)

The Manager also serves as the investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

8. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of March 31, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $30.5 million and $17.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of March 31, 2026:

Borrower	Industry	Unexpired Unfunded Commitment as of March 31, 2026	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Belong, Inc.	Other Technology	375,000	07/31/2026
Brick Dynamics Inc.	Other Technology	500,000	05/31/2026
Canvas Medical, Inc.	Software	1,750,000	04/09/2026
Crowded Technologies, Inc.	Software	375,000	07/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	125,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Lucra Inc.	Software	3,000,000	07/31/2027
MeMed Diagnostics Ltd.	Other Healthcare	3,500,000	06/30/2026
Orion Longevity, Inc.	Other Technology	3,500,000	04/30/2027
Outbuild Technologies, Inc.	Software	1,000,000	07/31/2026
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Teiko Bio, Inc.	Biotechnology	250,000	06/30/2026
World View Enterprises Inc.	Other Technology	1,500,000	01/31/2027
Total		$30,500,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Ava Finance, Inc.	Technology Services	500,000	03/31/2026
Bito Inc.	Software	125,000	03/31/2026
Creoate Limited	Other Technology	125,000	01/31/2026
Crowded Technologies, Inc.	Software	375,000	07/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	250,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Teiko Bio, Inc.	Biotechnology	500,000	06/30/2026
Vitable, Inc.	Other Healthcare	1,000,000	03/14/2026
Total		$17,500,000

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

9. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-backed companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund’s chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three months ended March 31, 2026 and 2025.

The total rate of return is defined as the return based on the change in value during the period of a theoretical investment made at the beginning of the period. The total rate of return assumes a constant rate of return for the Fund during the period reported and weights each cash flow by the amount of time held in the Fund. This required methodology differs from an internal rate of return.

The ratios of expenses and net investment income (loss) to average net assets, calculated below, are annualized and are computed based upon the aggregate weighted average net assets of the Fund for the periods presented. Net investment income (loss) is inclusive of all investment income, net of expenses and excludes realized or unrealized gains and losses.

Beginning and ending net asset values per share are based on the beginning and ending number of shares outstanding. Other per share information is calculated based upon the aggregate weighted average net assets of the Fund for the periods presented.

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025

Total return**	7.12%	(4.41%)

Per share amounts:
Net asset value, beginning of period	$263.94	$126.72
Net investment income (loss)	18.87	(6.97)
Net increase (decrease) in net assets resulting from operations	18.87	(6.97)
Distributions of income to shareholder	(18.87)	—
Return of capital to shareholder	(24.29)	(18.33)
Contributions from shareholder	70.00	100.00
Net asset value, end of period	309.65	201.42
Net assets, end of period	30,965,327	$20,141,756

Ratios to average net assets:

Expenses*	39.11%	59.55%
Net investment income (loss)*	28.36%	(16.48%)
Portfolio turn-over rate	—%	—%
Average debt outstanding	$36,500,000	$23,250,000

*Annualized
**Total return amounts presented above are not annualized.

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

The reader of this Quarterly Report should understand that all such forward-looking statements are subject to various uncertainties and risks that could affect their outcome. The Fund’s actual results could differ materially from those suggested by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, variances in the actual versus projected growth in assets, return on assets, loan losses, expenses, rates charged on loans and earned on securities investments, competition and macro-economic changes including inflation, interest rate expectations, among other factors including those set forth in the section of this Quarterly Report titled “Risk Factors” and in Item 1A - “Risk Factors” in the Fund’s 2025 Annual Report on Form 10-K. This entire Quarterly Report should be read to put such forward-looking statements in context and to gain a more complete understanding of the uncertainties and risks involved in the Fund’s business.

Overview

The Fund is 100% owned by the Company. The Fund’s shares of common stock, at $0.001 par value, were sold to its sole shareholder, the Company, under a stock purchase agreement. The Fund has issued 100,000 of the Fund’s 10,000,000 authorized shares. The Company may make additional capital contributions to the Fund.
The Fund provides financing and advisory services to a variety of carefully selected venture-backed companies that have received equity funding from traditional sources of venture capital equity funding ( i.e. a professionally managed venture capital firm), as well as non-traditional sources of venture capital equity funding (e.g., angel investors, strategic investors, family offices, crowdfunding investment platforms, etc.) (collectively, “Venture-Backed Companies”), primarily throughout the United States, with a focus on growth-oriented companies. The Fund’s portfolio consists of companies in the communications, information services, media, technology (including software and technology-enabled business services), biotechnology, and medical devices industry sectors, among others. The Fund’s capital is generally used by its portfolio companies to finance acquisitions of fixed assets and working capital. The Fund’s Registration Statement on Form 10 became effective on April 1, 2024 and the Fund elected to be treated as a BDC on April 11, 2024. On June 25, 2024, the Company called and received its first capital and made its first capital contribution to the Fund on the following day. The Fund commenced its investment activities on June 26, 2024. While the Fund intends to operate as a non-diversified investment company within the meaning of Section 5(b)(2) of the 1940 Act, from time to time the Fund may act as a diversified investment company within the meaning of Section 5(b)(1) of the 1940 Act.
The Fund expects to be treated as a regulated investment company (“RIC”) under Subchapter M of the Internal Revenue Code of 1986 (the “Code”) for federal income tax purposes. Pursuant to this election, the Fund generally will not have to pay corporate-level taxes if a sufficient amount of income is distributed to its shareholder as dividends, allowing the Company to substantially reduce or eliminate its corporate-level tax liability.
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

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer, among others), who are the Fund’s CODM, evaluate financial performance and allocate resources.

Transactions with Fund X

The Manager also serves as the investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

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

The Impact of Macroeconomic Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events underscore the continuing risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macroeconomic events on the Fund’s financial condition, including its liquidity and capital resources.

The Fund is continuing to maintain close communications with its loan portfolio companies, both those already funded and those in the pipeline, to proactively assess and manage potential risks. In addition, Management maintains oversight analysis of credits across the Fund’s loan investment portfolio in an attempt to manage the potential credit risk and improve loan performance. Certain loans may have inherent increased credit risk due to the nature of the underlying business and its ability to maintain operations in the current economic environment.

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

Results of Operations - For the Three Months Ended March 31, 2026 and 2025
Analysis of Interest Income

Total investment income for the three months ended March 31, 2026 and 2025 was $4.5 million and $1.8 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early payoffs. The remaining income consisted of dividends on the temporary investment of cash and other income from the forfeiture of commitment fees and deferred income from warrants.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for all loans for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026				For the Three Months Ended March 31, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
All Loans	$53,591,042	$4,484,266	24.75%	8.72%	$30,554,440	$1,731,038	15.14%	7.52%
Interest income for all loans increased by $2.8 million, or 159.1% for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the loan investment portfolio and interest income from early payoffs. The average outstanding balance for all loans increased by $23.0 million, or 75.4% for the three months ended March 31, 2026 compared to the same period in 2025. All loans consisted only of performing loans as of March 31, 2026 and 2025.
Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average outstanding balance, interest expense, and weighted average interest rate for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026			For the Three Months Ended March 31, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$36,500,000	$945,168	10.36%	$23,250,000	$860,796	14.81%
Interest expense increased by $0.1 million, or 9.8%, for the three months ended March 31, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $13.3 million, or 57.0%, for the three months ended March 31, 2026 compared to the same period in 2025.

Analysis of Operating Expenses

The following table shows the components of operating expenses for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31
Operating Expense	2026	2025	Change ($)
Management Fees	$1,536,458	$1,547,943	$(11,485)
Banking and professional fees	51,283	67,497	(16,214)
Other operating expenses	69,287	42,475	26,812
Total Operating Expenses	$1,657,028	$1,657,915	$(887)
For the three months ended March 31, 2026 and 2025, Management Fees were calculated at 1.600% and 1.575%, respectively, of the Company’s committed capital. Management Fees for the three months ended March 31, 2025 included catch-up fees related to commitments that closed during the quarter, calculated retroactively from the date of the first capital contribution, June 25, 2024 through March 31, 2025.
Banking and professional fees did not materially decrease for the three months ended March 31, 2026 compared to the same period in 2025. Banking and professional fees include legal fees related to client acquisition, audit and tax fees and consulting fees.
Other operating expenses did not materially increase during the three months ended March 31, 2026 compared to the same period in 2025. Other expenses included director fees, printing expense, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees for the three months ended March 31, 2026 and 2025 were $0.2 million and $0.1 million, respectively.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended March 31, 2026 and 2025 was $1.9 million and $(0.7) million, respectively.

Liquidity and Capital Resources – March 31, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of March 31, 2026 and December 31, 2025 was $47.8 million and $40.8 million, respectively. As of both March 31, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $389.4 million, of which $60.3 million and $52.3 million, respectively, had been called and received. As of March 31, 2026, $329.1 million of capital remains uncalled and the uncalled capital expires on the Fund’s fifth anniversary of its first investment unless extended. Management is permitted to extend the Fund’s investment period by up to two (2) additional calendar quarters in its sole and absolute discretion.

The changes in cash for the three months ended March 31, 2026 and 2025 were as follows:

	For the Three Months Ended March 31, 2026	For the Three Months Ended March 31, 2025
Net cash used in operating activities	$(18,120,694)	$(15,589,778)
Net cash provided by financing activities	27,000,000	10,998,305
Net increase (decrease) in cash and cash equivalents	$8,879,306	$(4,591,473)

As of March 31, 2026 and December 31, 2025, 48.3% and 23.1%, respectively, of the Fund’s net assets consisted of cash.

The Fund is a party to a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or principal payments. As of March 31, 2026, $50.5 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $27.4 million for the three months ended March 31, 2026. Net loan amounts outstanding after amortization increased by $17.9 million for the same period. Unexpired unfunded commitments totaled $30.5 million as of March 31, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
March 31, 2026	$87.2 million	$20.4 million	$66.8 million	$30.5 million
December 31, 2025	$59.8 million	$11.0 million	$48.8 million	$17.5 million

The unexpired unfunded commitments by portfolio company as of March 31, 2026 and December 31, 2025 are detailed in Note 8 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a materially adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of March 31, 2026 , the Fund had a cash balance of $15.0 million and $26.0 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $329.1 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of March 31, 2026, the Fund’s asset coverage ratio was 161%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of March 31, 2026, the Fund’s outstanding debt balance of $50.5 million, consisted of (i) $45.5 million bearing interest at a floating rate based on Term SOFR of 3.7% and (ii) $5.0 million bearing interest at a fixed reference rate of 6.8%, which converted after three U.S. government securities days to a floating rate based on Term SOFR of 3.7%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of March 31, 2026. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of March 31, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments or borrowings.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(299,304)	$1,010,000	$710,696
(1.00)%	$(149,652)	$505,000	$355,348
(0.50)%	$(74,826)	$252,500	$177,674
0.50%	$74,826	$(252,500)	$(177,674)
1.00%	$149,652	$(505,000)	$(355,348)
2.00%	$299,304	$(1,010,000)	$(710,696)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings

The Fund may become party to certain lawsuits from time to time in the normal course of business. While the outcome of any legal proceedings cannot now be predicted with certainty, the Fund does not expect any such proceedings will have a material effect upon the Fund’s financial condition or results of operations. Management is not aware of any pending legal proceedings involving the Fund. The Fund is not a party to any material legal proceedings.

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 31, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

10.1
Investment Management Agreement, dated September 28, 2023, by and between the Fund and Westech Investment Advisors LLC, incorporated by reference to Exhibit 10.2 to the Fund’s Registration Statement on Form 10 filed with the Securities and Exchange Commission on February 1, 2024.

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	May 14, 2026		Date:	May 14, 2026