Form 10-Q
period 2026-06-30
WTI Fund XI, Inc.
filed 2026-08-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of August 13, 2026
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of June 30, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three and six months ended June 30, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and six months ended June 30, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the six months ended June 30, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of June 30, 2026 and December 31, 2025

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF JUNE 30, 2026 AND DECEMBER 31, 2025

	June 30, 2026	December 31, 2025
ASSETS

Loans, at estimated fair value
(amortized cost of $93,230,476 and $48,835,889, respectively)	$93,230,476	$48,835,889
Cash	12,787,069	6,085,901
Dividend and interest receivables	1,352,627	1,044,410
Other assets	913,364	1,124,372
Total assets	108,283,536	57,090,572

LIABILITIES
Borrowings under debt facility	66,000,000	28,500,000
Accrued management fees	1,553,530	1,610,685
Accounts payable and other accrued liabilities	837,898	586,146
Total liabilities	68,391,428	30,696,831

NET ASSETS	$39,892,108	$26,393,741

Analysis of Net Assets:

Capital paid in on shares of capital stock	$61,425,000	$40,825,000
Cumulative return of capital distributions	(17,556,403)	(10,454,770)
Total distributable losses	(3,976,489)	(3,976,489)
Net assets (equivalent to $398.92 and $263.94 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 10)	$39,892,108	$26,393,741

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (see Note 8)	$36,000,000	$17,500,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

INVESTMENT INCOME:
Interest on loans	$4,566,628	$2,261,659	$9,050,895	$3,992,697
Other income	26,775	49,142	31,441	139,783
Total investment income	4,593,403	2,310,801	9,082,336	4,132,480

EXPENSES:
Management fees	1,553,530	$1,533,485	$3,089,988	$3,081,428
Interest expense	1,246,258	883,477	2,191,426	1,744,274
Banking and professional fees	91,413	88,518	142,695	156,015
Other operating expenses	33,446	69,493	102,734	111,967
Total expenses	2,924,647	2,574,973	5,526,843	5,093,684
Net investment income (loss)	1,668,756	(264,172)	3,555,493	(961,204)

Net increase (decrease) in net assets resulting from operations	$1,668,756	$(264,172)	$3,555,493	$(961,204)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$16.69	$(2.64)	$35.55	$(9.61)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at March 31, 2025	100,000	$100	$32,324,900	$(7,743,338)	$(4,439,906)	$20,141,756
Net decrease in net assets resulting from operations	—	—	—	—	(264,172)	(264,172)
Return of capital to shareholder	—	—	—	(990,826)	—	(990,826)
Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758

Balance at March 31, 2026	100,000	$100	$47,824,900	$(12,883,184)	$(3,976,489)	$30,965,327
Net increase in net assets resulting from operations	—	—	—	—	1,668,756	1,668,756
Distributions of income to shareholder	—	—	—	—	(1,668,756)	(1,668,756)
Return of capital to shareholder	—	—	—	(4,673,219)	—	(4,673,219)
Contributions from shareholder	—	—	13,600,000	—	—	13,600,000
Balance at June 30, 2026	100,000	$100	$61,424,900	$(17,556,403)	$(3,976,489)	$39,892,108

Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(961,204)	(961,204)
Return of capital to shareholder	—	—	—	(2,824,525)	—	(2,824,525)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758

Balance at December 31, 2025	100,000	$100	$40,824,900	$(10,454,770)	$(3,976,489)	$26,393,741
Net increase in net assets resulting from operations	—	—	—	—	3,555,493	3,555,493
Distributions of income to shareholder	—	—	—	—	(3,555,493)	(3,555,493)
Return of capital to shareholder	—	—	—	(7,101,633)	—	(7,101,633)
Contributions from shareholder	—	—	20,600,000	—	—	20,600,000
Balance at June 30, 2026	100,000	$100	$61,424,900	$(17,556,403)	$(3,976,489)	$39,892,108

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2026 AND 2025

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$3,555,493	$(961,204)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Amortization of deferred costs related to debt facility	339,287	333,516
Origination of loans	(61,850,000)	(18,304,000)
Principal payments on loans, net of accretion	17,203,808	795,138
Acquisition of equity securities	(6,305,521)	(2,199,654)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(308,217)	(292,527)
Net (increase) decrease in other assets	(120,763)	14,379
Net increase (decrease) in accounts payable, other accrued liabilities and accrued management fees	194,597	(7,443)
Net cash used in operating activities	(47,291,316)	(20,621,795)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(4,100,000)	—
Contributions from shareholder	20,600,000	10,000,000
Borrowings under debt facility	44,500,000	8,000,000
Repayments of borrowings under debt facility	(7,000,000)	(3,000,000)
Payments of bank facility fees and costs	(7,516)	(1,695)
Net cash provided by financing activities	53,992,484	14,998,305

Net increase (decrease) in cash and cash equivalents	6,701,168	(5,623,490)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,085,901	9,535,729
End of period	$12,787,069	$3,912,239

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$1,876,083	$1,455,101
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$6,557,126	$2,824,525
Receipt of equity securities as repayment of loans	$251,605	$624,871

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF JUNE 30, 2026

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Biotechnology
	Biolojic Design Ltd. ** ^		Senior Secured	12.5%		$3,396,804	$3,170,173	$3,170,173	6/1/2029
	Teiko Bio, Inc.		Senior Secured	12.5%		250,000	243,076	243,076	10/1/2029
	Teiko Bio, Inc.		Senior Secured	12.5%		250,000	226,289	226,289	5/1/2029
	Teiko Bio, Inc. Subtotal					500,000	469,365	469,365
Biotechnology Total		9.1%				$3,896,804	$3,639,538	$3,639,538

Computers & Storage
	Proto, Inc.		Senior Secured	13.0%	17.8%	$213,720	$211,197	$211,197	7/1/2028
Computers & Storage Total		0.5%				$213,720	$211,197	$211,197

Internet
	Boss Bites Inc.		Senior Secured	12.0%		$1,500,000	$1,431,785	$1,431,785	4/1/2029
	Realm Living, Inc.		Senior Secured	12.5%		286,441	249,630	249,630	3/1/2029
	Slice Solutions, Inc.		Senior Secured	11.0%		5,000,000	4,586,152	4,586,152	5/1/2031
Internet Total		15.7%				$6,786,441	$6,267,567	$6,267,567

Medical Devices
	eXo Imaging, Inc.		Senior Secured	12.5%		$1,250,000	$1,115,337	$1,115,337	12/1/2028
	Gallant Pet, Inc.		Senior Secured	13.3%		497,080	465,959	465,959	5/1/2028
	Gallant Pet, Inc.		Senior Secured	13.0%		298,053	298,053	298,053	5/1/2028
	Gallant Pet, Inc. Subtotal					795,133	764,012	764,012
Medical Devices Total		4.7%				$2,045,133	$1,879,349	$1,879,349

Other Healthcare
	Lark Technologies, Inc.		Senior Secured	13.5%		$2,870,852	$2,432,734	$2,432,734	4/1/2028
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	2,000,000	1,987,167	1,987,167	1/1/2030
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,180,153	1,180,153	10/1/2029
	MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.5%	1,500,000	1,503,908	1,503,908	11/1/2029
	MeMed Diagnostics Ltd. Subtotal ** ^					5,000,000	4,671,228	4,671,228
	Vitable, Inc.		Senior Secured	13.0%		1,000,000	984,325	984,325	4/1/2029
	Vitable, Inc.		Senior Secured	13.0%		1,500,000	1,435,533	1,435,533	4/1/2029
	Vitable, Inc. Subtotal					2,500,000	2,419,858	2,419,858
Other Healthcare Total		23.9%				$10,370,852	$9,523,820	$9,523,820

Other Technology
	AI Tech Holdings, Inc.		Senior Secured	12.0%		$151,490	$141,076	$141,076	10/1/2028
	Allocate Holdings Inc.		Senior Secured	10.5%		5,500,000	5,234,910	5,234,910	7/1/2031
	Belong, Inc.		Senior Secured	13.0%		625,000	512,237	512,237	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		250,000	224,515	224,515	3/1/2029
	Belong, Inc.		Senior Secured	13.5%		500,000	379,853	379,853	3/1/2029
	Belong, Inc. Subtotal					1,375,000	1,116,605	1,116,605
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	465,747	465,747	4/1/2029
	Brick Dynamics Inc.		Senior Secured	12.0%		500,000	486,342	486,342	7/1/2029
	Brick Dynamics Inc. Subtotal					1,000,000	952,089	952,089
	Carbon Ridge, Inc.		Senior Secured	12.5%		295,616	278,770	278,770	7/1/2028

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Carbon Ridge, Inc.		Senior Secured	12.5%		355,796	343,424	343,424	1/1/2029
	Carbon Ridge, Inc. Subtotal					651,412	622,194	622,194
	Cofertility, Inc.		Senior Secured	11.8%		750,000	637,793	637,793	8/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		123,682	122,880	122,880	6/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		44,069	43,770	43,770	8/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		125,000	122,205	122,205	8/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		250,000	244,681	244,681	7/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		141,358	140,274	140,274	10/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		128,196	127,327	127,327	7/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		145,632	144,439	144,439	11/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		161,560	160,224	160,224	12/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		109,305	79,756	79,756	4/1/2028
	Creoate Limited ** ^		Senior Secured	12.8%		375,000	352,701	352,701	5/1/2029
	Creoate Limited ** ^		Senior Secured	12.8%		158,397	157,361	157,361	5/1/2028
	Creoate Limited Subtotal ** ^					1,762,199	1,695,618	1,695,618
	Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,170,894	1,170,894	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	120,793	120,793	4/1/2029
	Fortull, Inc.		Senior Secured	11.0%		125,000	109,020	109,020	1/1/2029
	Fortull, Inc. Subtotal					250,000	229,813	229,813
	Gold Words, LLC		Senior Secured	12.0%		136,294	133,771	133,771	12/1/2027
	Grin Technology Services Inc.		Senior Secured	12.0%		1,000,000	887,804	887,804	10/1/2029
	Hint, Inc.		Senior Secured	13.8%		1,329,676	1,046,429	1,046,429	1/1/2028
	Innventure LLC **		Senior Secured	13.5%		4,130,427	2,380,150	2,380,150	6/1/2028
	Joy Memories, Inc		Senior Secured	12.8%	1.5%	4,000,000	3,259,455	3,259,455	1/1/2030
	Kindred Motorworks, Inc.		Senior Secured	12.0%		2,356,764	2,356,579	2,356,579	10/1/2028
	Scripta Insights, Inc.		Senior Secured	12.5%		572,440	552,472	552,472	4/1/2028
	Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,083,341	17,083,341	10/1/2029
	Umbra Lab, Inc.		Senior Secured	13.5%		1,680,653	1,639,269	1,639,269	1/1/2028
	Umbra Lab, Inc. Subtotal					19,730,653	18,722,610	18,722,610
Other Technology Total		103.1%				$45,946,355	$41,140,262	$41,140,262

Semiconductors & Equipment
	D2S, Inc.		Senior Secured	13.5%		$2,500,000	$2,217,953	$2,217,953	5/1/2029
Semiconductors & Equipment Total		5.6%				$2,500,000	$2,217,953	$2,217,953

Software
	APIsecAI, Inc.		Senior Secured	12.0%		$433,981	$412,781	$412,781	5/1/2028
	APIsecAI, Inc.		Senior Secured	12.0%		250,000	243,621	243,621	1/1/2029
	APIsecAI, Inc. Subtotal					683,981	656,402	656,402
	Bito Inc.		Senior Secured	12.5%		250,000	218,643	218,643	5/1/2029
	Canvas Medical, Inc.		Senior Secured	12.0%		1,750,000	1,637,471	1,637,471	10/1/2029
	Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	944,747	944,747	10/1/2029
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	160,457	160,457	12/1/2028
	Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	182,365	182,365	1/1/2029
	Crowded Technologies, Inc. Subtotal					375,000	342,822	342,822
	Evolver Transformation, Inc.		Senior Secured	11.5%		5,000,000	4,588,795	4,588,795	6/1/2031
	Global Publishing Interactive, Inc.		Senior Secured	12.0%		1,000,000	899,144	899,144	1/1/2030
	Jericho Security, Inc.		Senior Secured	12.0%		750,000	610,955	610,955	10/1/2029
	Merlyn Mind, Inc.		Senior Secured	12.5%		1,750,000	821,338	821,338	7/1/2030
	Merlyn Mind, Inc.		Senior Secured	12.5%		5,557,383	4,732,762	4,732,762	1/1/2029

Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
	Merlyn Mind, Inc.		Senior Secured	12.5%		750,000	354,200	354,200	6/1/2030
	Merlyn Mind, Inc. Subtotal					8,057,383	5,908,300	5,908,300
	Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,598,882	1,598,882	3/1/2029
	Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,343,152	1,216,627	1,216,627	5/1/2029
	Truepic Inc.		Senior Secured	12.3%		396,622	389,034	389,034	5/1/2028
	Truepic Inc.		Senior Secured	12.3%		159,154	140,788	140,788	12/1/2027
	Truepic Inc. Subtotal					555,776	529,822	529,822
	Vesta Housing, Inc.		Senior Secured	15.0%		1,974,052	2,014,052	2,014,052	*
	Workspot, Inc.		Senior Secured	11.8%		500,000	416,370	416,370	6/1/2029
	ZeroCater, Inc.		Senior Secured	12.5%		1,370,512	1,341,452	1,341,452	4/1/2028
Software Total		57.5%				$26,284,856	$22,924,484	$22,924,484

Technology Services
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$247,067	$247,067	12/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	227,984	195,568	195,568	9/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	246,440	246,440	2/1/2029
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	121,377	120,323	120,323	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	242,753	239,610	239,610	11/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	247,438	247,438	10/1/2028
	Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	246,692	246,692	1/1/2029
	Ava Finance, Inc. Subtotal					1,592,114	1,543,138	1,543,138
	Klar Holdings Limited ** ^		Senior Secured	12.5%		992,208	979,685	979,685	5/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		915,186	852,683	852,683	3/1/2028
	Klar Holdings Limited ** ^		Senior Secured	12.5%		954,067	942,521	942,521	4/1/2028
	Klar Holdings Limited Subtotal ** ^					2,861,461	2,774,889	2,774,889
	Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	670,854	653,099	653,099	1/1/2028
Technology Services Total		12.5%				$5,124,429	$4,971,126	$4,971,126

Wireless
	Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$455,180	$455,180	6/1/2028
Wireless Total		1.1%				$500,000	$455,180	$455,180

	Grand Total	233.7%				$103,668,590	$93,230,476	$93,230,476
* As of June 30, 2026, loans with a cost basis and fair value of $2.0 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
**Indicates assets that the Fund deems “non-qualifying assets.” As of June 30, 2026, 14.9% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of June 30, 2026, all loans were made to non-affiliates.

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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10‑Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10‑K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund’s annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three and six months ended June 30, 2026 are not necessarily indicative of results for a full fiscal year.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of June 30, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were diversified among borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Six Months Ended
Performing Loans	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-Average Interest Rate – Cash	15.72%	15.17%	19.44%	15.28%
Weighted-Average Interest Rate – Non-Cash	7.69%	8.00%	8.13%	7.86%
Weighted-Average Interest Rate	23.41%	23.17%	27.57%	23.14%

	For the Three Months Ended		For the Six Months Ended
All Loans	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Weighted-Average Interest Rate – Cash	15.62%	15.17%	19.36%	15.28%
Weighted-Average Interest Rate – Non-Cash	7.64%	8.00%	8.09%	7.86%
Weighted-Average Interest Rate	23.26%	23.17%	27.45%	23.14%

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

All loans as of June 30, 2026 and 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three and six months ended June 30, 2026 and 2025.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of June 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at June 30, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$3,639,538	Most advantageous market analysis	Most advantageous market effective yield rate	16% - 18%	18%
Computers & Storage	211,197	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	6,267,567	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 21%	15%
Medical Devices	1,879,349	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
Other Healthcare	9,523,820	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	16%
Other Technology	41,140,262	Most advantageous market analysis	Most advantageous market effective yield rate	12% - 28%	16%
Semiconductors & Equipment	2,217,953	Most advantageous market analysis	Most advantageous market effective yield rate	21% *	21%
Software	22,924,484	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	20%
		Asset recovery	Probability weighing of alternative outcomes	20% - 40% ^*
Technology Services	4,971,126	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	455,180	Most advantageous market analysis	Most advantageous market effective yield rate	23% *	23%

Total Loan Investments	$93,230,476
(a) The weighted-average most advantageous market effective yield rates were calculated using the relative fair value of the loans.
* There is only one loan within this industry that utilizes this valuation technique.
^ Probability weightings vary among loan investments within each industry based on different potential future outcomes.

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

Increases (or decreases) in the most advantageous market effective yield rate, in isolation, could result in a significantly lower (or higher) fair value measurement. Likewise, increases (or decreases) in the probability weighting of unfavorable outcomes could decrease (increase) the fair value of the loan investments significantly. These sensitivities vary across industry segments and individual borrowers.

The following tables present the balances of assets and liabilities as of June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of June 30, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$93,230,476	$93,230,476
Total	$—	$—	$93,230,476	$93,230,476
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$48,835,889	$48,835,889
Total	$—	$—	$48,835,889	$48,835,889
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended June 30, 2026		For the Six Months Ended June 30, 2026
	Loans	Warrants	Loans	Warrants
Beginning balance	$66,761,212	$—	$48,835,889	$—
Acquisitions and originations	34,500,000	4,241,976	61,850,000	6,557,126
Principal payments on loans, net of accretion	(8,030,736)	—	(17,455,413)	—
Distributions to shareholder	—	(4,241,976)	—	(6,557,126)
Ending balance	$93,230,476	$—	$93,230,476	$—

	For the Three Months Ended June 30, 2025		For the Six Months Ended June 30, 2025
	Loans	Warrants	Loans	Warrants
Beginning balance	$36,873,190	$—	$23,982,777	$—
Acquisitions and originations	4,025,000	990,826	18,304,000	2,824,525
Principal payments on loans, net of accretion	(31,422)	—	(1,420,009)	—
Distributions to shareholder	—	(990,826)	—	(2,824,525)
Ending balance	$40,866,768	$—	$40,866,768	$—

There were no changes in unrealized gains (losses) from the loans still held as of June 30, 2026 and 2025.

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

5.    CAPITAL STOCK

As of both June 30, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of both June 30, 2026 and December 31, 2025, was $389.4 million. Total contributed capital to the Company as of June 30, 2026 and December 31, 2025, was $77.9 million and $52.3 million, respectively, of which $61.4 million and $40.8 million were contributed to the Fund, respectively.

The chart below shows the distributions of the Fund for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Cash distributions	$4,100,000	$—
Distributions of securities	6,557,126	2,824,525
Total distributions to shareholder	$10,657,126	$2,824,525

Final classification of the distributions as either a return of capital or a distribution of income is an annual determination made at the end of each year dependent upon the Fund’s current year cumulative earnings and profits.

6. DEBT FACILITY

The 1940 Act requires a BDC to meet certain levels of asset coverage with respect to its outstanding “senior securities,” which typically consist of outstanding borrowings under credit facilities and other debt instruments. BDCs are generally required to have an asset coverage of at least 200% but are permitted to increase the amount of indebtedness they may incur by lowering the asset coverage requirement from 200% to 150% if they make certain disclosures and obtain the approval by either (1) a “required majority,” as defined in Section 57(o) of the 1940 Act, of the BDC’s board of directors, including a majority of disinterested directors, with effectiveness one year after the date of such approval or (2) a majority of votes cast at a special or annual meeting of the BDC’s shareholders at which a quorum is present, which is effective the day after such shareholder approval.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of June 30, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 160% and 192%, respectively.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and the lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. Loans under the facility may be, at the option of the Fund, a Reference Rate Loan or a SOFR Loan, calculated at Term SOFR or Daily Compounded SOFR (each as defined below). The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any.

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. As of June 30, 2026 and December 31, 2025, the Fund’s outstanding borrowings were entirely 1‑month Term SOFR Loans.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of June 30, 2026 and December 31, 2025, the remaining unamortized fees and costs amounted to $0.7 million and $1.1 million, respectively.

The facility is revolving and as such does not have a specified repayment schedule, although advances are secured by the assets of the Fund and thus repayments will be required as assets decline. The debt facility contains various covenants including financial covenants related to: (i) minimum debt service coverage ratio, (ii) interest coverage ratio, (iii) unfunded commitment ratio, (iv) maximum quarterly loan loss reserve ratio, (v) maximum annual loan loss reserve ratio and (vi) maximum loan loss test. There are also various restrictive covenants, including limitations on: (i) the incurrence of liens, (ii) consolidations, mergers and asset sales and (iii) capital expenditures. The Fund is also required to maintain derivative instruments covering a notional principal amount equal to at least 20% of the outstanding borrowings if subscription borrowing base is less than 25% of the Fund’s borrowing base. As of June 30, 2026 and December 31, 2025, Management is not aware of instances of non-compliance with financial covenants and the Fund is not yet required to comply with the minimum derivative requirement.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of June 30, 2026 and December 31, 2025, $66.0 million and $28.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 6.2% and 6.3%, respectively.

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

For the three and six months ended June 30, 2026 and 2025, Management Fees were calculated at 1.600% and 1.575% of the Company’s committed capital, respectively.

Management Fees of $1.6 million and $1.5 million were recognized as expenses for the three months ended June 30, 2026 and 2025, respectively. Management Fees of $3.1 million were recognized as expenses for both the six months ended June 30, 2026 and 2025, respectively.

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
Transactions with WTI Fund X, Inc. (“Fund X”)

The Manager also serves as the investment manager for Fund X. So long as Fund X has capital available to invest in loan transactions with final maturities earlier than December 31, 2031 (the date on which Fund X’s existence automatically expires), the Fund may invest in each portfolio company in which Fund X invests, subject to the approval of the Fund’s Board. The Manager’s allocation process is designed to allocate investment opportunities fairly and equitably among the Fund and Fund X over time, and subject to the respective funds’ board approval, may be based on a methodology taking into account investment pace, the remaining commitment periods and other relevant factors.

The ability of the Fund to co-invest with Fund X and other clients advised by the Manager is subject to the conditions (the “Conditions”) with which the funds are currently complying while seeking certain exemptive relief from the SEC from the provisions of Sections 17(d) and 57 of the 1940 Act and Rule 17d-1 thereunder. To the extent that clients, other than Fund X, advised by the Manager (but in which the Manager has no proprietary interest) invest in opportunities available to the Fund, the Manager will allocate such opportunities among the Fund and such other clients in a manner deemed fair and equitable considering all of the circumstances in accordance with the Conditions.

8. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of June 30, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $36.0 million and $17.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of June 30, 2026:

Borrower	Industry	Unexpired Unfunded Commitment as of June 30, 2026	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Belong, Inc.	Other Technology	375,000	07/31/2026
Cofertility, Inc.	Other Technology	1,250,000	02/15/2027
Crowded Technologies, Inc.	Software	375,000	07/31/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	125,000	10/31/2026
Global Publishing Interactive, Inc.	Software	750,000	02/28/2027
Jericho Security, Inc.	Software	250,000	10/31/2026
Lucra Inc.	Software	3,000,000	07/31/2027
Merlyn Mind, Inc.	Software	5,000,000	12/31/2026
Orion Longevity, Inc.	Other Technology	3,500,000	09/30/2026
Outbuild Technologies, Inc.	Software	1,000,000	07/31/2026
Pioneers Educaton, Inc.	Other Technology	5,000,000	12/31/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Slice Solutions, Inc.	Internet	2,500,000	12/15/2026
Workspot, Inc.	Software	1,500,000	06/30/2029
World View Enterprises Inc.	Other Technology	1,500,000	01/31/2027
Total		$36,000,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Ava Finance, Inc.	Technology Services	500,000	03/31/2026
Bito Inc.	Software	125,000	03/31/2026
Creoate Limited	Other Technology	125,000	01/31/2026
Crowded Technologies, Inc.	Software	375,000	07/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	250,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Teiko Bio, Inc.	Biotechnology	500,000	06/30/2026
Vitable, Inc.	Other Healthcare	1,000,000	03/14/2026
Total		$17,500,000

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

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and six months ended June 30, 2026 and 2025.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended June 30, 2026	For the Three Months Ended June 30, 2025	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025

Total return**	4.67%	(1.31%)	12.12%	(5.66%)

Per share amounts:
Net asset value, beginning of period	$309.65	$201.42	$263.94	$126.72
Net investment income (loss)	16.69	(2.64)	35.55	(9.61)
Net increase (decrease) in net assets resulting from operations	16.69	(2.64)	35.55	(9.61)
Distributions of income to shareholder	(16.69)	—	(35.55)	—
Return of capital to shareholder	(46.73)	(9.91)	(71.02)	(28.24)
Contributions from shareholder	136.00	—	206.00	100.00
Net asset value, end of period	398.92	188.87	398.92	188.87
Net assets, end of period	$39,892,108	$18,886,758	$39,892,108	$18,886,758

Ratios to average net assets:

Expenses*	31.24%	51.17%	34.48%	54.97%
Net investment income (loss)*	17.82%	(5.25%)	22.18%	(10.37%)
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$53,875,000	$25,000,000	$44,428,571	$24,428,571

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

The Impact of Macro-level Conditions on Results of Operations and Liquidity & Capital Resources

Global and domestic financial markets remain volatile due to persistent inflationary pressures, interest rate fluctuations, and concerns about slowing economic growth. Geopolitical tensions, including the ongoing Ukraine War, war in the Middle East, in particular, involving the United States, Israel, Iran and the Gulf States, and continued instability in global shipping lanes have disrupted trade routes and supply chains. Recent escalations in the South China Sea and renewed cyberattacks targeting critical infrastructure have added to global uncertainty. Additionally, evolving U.S. government policies, global tariff regimes, and extreme weather events underscore the continuing political risk and risk of natural disasters and climate-related disruptions. These factors have created interruptions in supply chains and economic activity and have had a particularly adverse impact on certain industries. These uncertainties can ultimately impact the overall supply and demand of the market through changing spreads, deal terms and structures. The Fund is unable to predict the full impact of these macro risks on the Fund’s financial condition, including its liquidity and capital resources.

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

Results of Operations - For the Three and Six Months Ended June 30, 2026 and 2025
Analysis of Interest Income

Total investment income for the three months ended June 30, 2026 and 2025 was $4.6 million and $2.3 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early loan payoffs. The remaining income consisted of dividends on the temporary investment of cash and other income from the forfeiture of commitment fees and deferred income from warrants.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for all loans for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30, 2026				For the Three Months Ended June 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$78,006,049	$4,566,628	15.72%	7.69%	$39,055,294	$2,261,659	15.17%	8.00%
All Loans	$78,509,562	$4,566,628	15.62%	7.64%	$39,055,294	$2,261,659	15.17%	8.00%
Interest income for both performing loans and all loans increased by $2.3 million, or 101.9% for the three months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for performing and all loans increased by $39.0 million and $39.5 million, or 99.7% and 101.0%, respectively for the three months ended June 30, 2026 compared to the same period in 2025.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026				For the Six Months Ended June 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$65,661,022	$9,050,895	19.44%	8.13%	$34,509,392	$3,992,697	15.28%	7.86%
All Loans	$65,948,744	$9,050,895	19.36%	8.09%	$34,509,392	$3,992,697	15.28%	7.86%
Interest income for both performing and all loans increased by $5.1 million, or 126.7% for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for performing and all loans increased by $31.2 million and $31.4 million, or 90.3% and 91.1% for the six months ended June 30, 2026 compared to the same period in 2025.

Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30, 2026			For the Three Months Ended June 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$53,875,000	$1,246,258	9.25%	$25,000,000	$883,477	14.14%
Interest expense increased by $0.4 million, or 41.1%, for the three months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $28.9 million, or 115.5%, for the three months ended June 30, 2026 compared to the same period in 2025.
The following table shows the average balance, interest expense, and weighted average interest expense rate for the six months ended June 30, 2026 and 2025.

	For the Six Months Ended June 30, 2026			For the Six Months Ended June 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$44,428,571	$2,191,426	9.86%	$24,428,571	$1,744,274	14.28%
Interest expense increased by $0.4 million, or 25.6%, for the six months ended June 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $20.0 million, or 81.9%, for the six months ended June 30, 2026 compared to the same period in 2025.
Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
Operating Expense	2026	2025	Change ($)	2026	2025	Change ($)
Management Fees	$1,553,530	$1,533,485	$20,045	$3,089,988	$3,081,428	$8,560
Banking and professional fees	91,413	88,518	2,895	142,695	156,015	(13,320)
Other operating expenses	33,446	69,493	(36,047)	102,734	111,967	(9,233)
Total Operating Expenses	$1,678,389	$1,691,496	$(13,107)	$3,335,417	$3,349,410	$(13,993)
For the three and six months ended June 30, 2026 and 2025, Management Fees were calculated at 1.600% and 1.575% of the Company’s committed capital, respectively.
Banking and professional fees did not materially decrease for the three and six months ended June 30, 2026 compared to the same period in 2025. Banking and professional fees include legal fees related to client acquisition, audit and tax fees and consulting fees.
Other operating expenses did not materially decrease during the three and six months ended June 30, 2026 compared to the same period in 2025. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees were $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. Non-recurring fees for the six months ended June 30, 2026 and 2025 were $0.4 million and $0.1 million, respectively.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended June 30, 2026 and 2025 was $1.7 million and $(0.3) million, respectively. Net investment income (loss) for the six months ended June 30, 2026 and 2025 was $3.6 million and $(1.0) million, respectively.

Liquidity and Capital Resources – June 30, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of June 30, 2026 and December 31, 2025 was $61.4 million and $40.8 million, respectively. As of both June 30, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $389.4 million, of which $77.9 million and $52.3 million, respectively, had been called and received. As of June 30, 2026, $311.5 million of capital remains uncalled.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company’s members’ capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the six months ended June 30, 2026 and 2025 were as follows:

	For the Six Months Ended June 30, 2026	For the Six Months Ended June 30, 2025
Net cash used in operating activities	$(47,291,316)	$(20,621,795)
Net cash provided by financing activities	53,992,484	14,998,305
Net increase (decrease) in cash and cash equivalents	$6,701,168	$(5,623,490)

As of June 30, 2026 and December 31, 2025, 32.1% and 23.1%, respectively, of the Fund’s net assets consisted of cash.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. As of June 30, 2026, $66.0 million was outstanding under the facility.

Amounts disbursed under the Fund’s loan commitments were $61.9 million for the six months ended June 30, 2026. Net loan amounts outstanding after amortization increased by $44.4 million for the same period. Unexpired unfunded commitments totaled $36.0 million as of June 30, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
June 30, 2026	$121.7 million	$28.4 million	$93.2 million	$36.0 million
December 31, 2025	$59.8 million	$11.0 million	$48.8 million	$17.5 million

The unexpired unfunded commitments by portfolio company as of June 30, 2026 and December 31, 2025 are detailed in Note 8 to the financial statements included in this filing.

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

As of June 30, 2026, the Fund had a cash balance of $12.8 million and $30.6 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $311.5 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of June 30, 2026, the Fund’s asset coverage ratio was 160%.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of June 30, 2026, the outstanding debt balance was $66.0 million at a floating interest rate based on a Term SOFR rate of 3.6%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of June 30, 2026. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of June 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments or borrowings.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(255,741)	$1,320,000	$1,064,259
(1.00)%	$(127,871)	$660,000	$532,129
(0.50)%	$(63,935)	$330,000	$266,065
0.50%	$63,935	$(330,000)	$(266,065)
1.00%	$127,871	$(660,000)	$(532,129)
2.00%	$255,741	$(1,320,000)	$(1,064,259)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 30, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	August 13, 2026		Date:	August 13, 2026