Form 10-Q
period 2026-09-30
WTI Fund XI, Inc.
filed 2026-11-13
CIK 1987731

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [ ] No [x]
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding as of November 13, 2026
Common Stock, $0.001 par value	100,000

WTI FUND XI, INC.
INDEX

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

Condensed Statements of Assets and Liabilities (Unaudited)
As of September 30, 2026 and December 31, 2025

Condensed Statements of Operations (Unaudited)
For the three and nine months ended September 30, 2026 and 2025

Condensed Statements of Changes in Net Assets (Unaudited)
For the three and nine months ended September 30, 2026 and 2025

Condensed Statements of Cash Flows (Unaudited)
For the nine months ended September 30, 2026 and 2025

Condensed Schedules of Investments (Unaudited)
As of September 30, 2026 and December 31, 2025

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

SIGNATURES

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WTI FUND XI, INC.

CONDENSED STATEMENTS OF ASSETS AND LIABILITIES (UNAUDITED)
AS OF SEPTEMBER 30, 2026 AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
ASSETS

Loans, at estimated fair value
(amortized cost of $100,507,871 and $48,835,889, respectively)	$99,288,647	$48,835,889
Cash	4,732,995	6,085,901
Dividend and interest receivables	1,523,969	1,044,410
Other assets	716,556	1,124,372
Total assets	106,262,167	57,090,572

LIABILITIES
Borrowings under debt facility	66,000,000	28,500,000
Accrued management fees	1,533,457	1,610,685
Accounts payable and other accrued liabilities	810,212	586,146
Total liabilities	68,343,669	30,696,831

NET ASSETS	$37,918,498	$26,393,741

Analysis of Net Assets:

Capital paid in on shares of capital stock	$61,425,000	$40,825,000
Cumulative return of capital distributions	(18,310,789)	(10,454,770)
Total distributable losses	(5,195,713)	(3,976,489)
Net assets (equivalent to $379.18 and $263.94 per share based on 100,000 shares of capital stock outstanding - see Note 5 and Note 10)	$37,918,498	$26,393,741

Commitments & Contingent Liabilities:
Unexpired unfunded commitments (see Note 8)	$40,000,000	$17,500,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

INVESTMENT INCOME:
Interest on loans	$4,548,388	$2,545,712	$13,599,282	$6,538,409
Other income	36,277	29,717	67,718	169,500
Total investment income	4,584,665	2,575,429	13,667,000	6,707,909

EXPENSES:
Management fees	$1,533,457	$1,562,536	$4,623,446	$4,643,964
Interest expense	1,505,549	980,993	3,696,975	2,725,266
Banking and professional fees	106,144	40,603	248,839	196,618
Other operating expenses	86,225	68,310	188,959	180,278
Total expenses	3,231,375	2,652,442	8,758,219	7,746,126
Net investment income (loss)	1,353,290	(77,013)	4,908,781	(1,038,217)

Net change in unrealized loss from loans	(1,219,224)	—	(1,219,224)	—

Net increase (decrease) in net assets resulting from operations	$134,066	$(77,013)	$3,689,557	$(1,038,217)

Amounts per common share:
Net increase (decrease) in net assets resulting from operations per share	$1.34	$(0.77)	$36.90	$(10.38)
Weighted average shares outstanding	100,000	100,000	100,000	100,000

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CHANGES IN NET ASSETS (UNAUDITED)
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	Common Stock
	Shares	Par Value	Additional Paid-in Capital	Return of Capital Distributions	Total Distributable Losses	Net Assets
Balance at June 30, 2025	100,000	$100	$32,324,900	$(8,734,164)	$(4,704,078)	$18,886,758
Net decrease in net assets resulting from operations	—	—	—	—	(77,013)	(77,013)
Return of capital to shareholder	—	—	—	(649,116)	—	(649,116)
Balance at September 30, 2025	100,000	$100	$32,324,900	$(9,383,280)	$(4,781,091)	$18,160,629

Balance at June 30, 2026	100,000	$100	$61,424,900	$(17,556,403)	$(3,976,489)	$39,892,108
Net increase in net assets resulting from operations	—	—	—	—	134,066	134,066
Distributions of income to shareholder	—	—	—	—	(1,353,290)	(1,353,290)
Return of capital to shareholder	—	—	—	(754,386)	—	(754,386)
Balance at September 30, 2026	100,000	$100	$61,424,900	$(18,310,789)	$(5,195,713)	$37,918,498

Balance at December 31, 2024	100,000	$100	$22,324,900	$(5,909,639)	$(3,742,874)	$12,672,487
Net decrease in net assets resulting from operations	—	—	—	—	(1,038,217)	(1,038,217)
Return of capital to shareholder	—	—	—	(3,473,641)	—	(3,473,641)
Contributions from shareholder	—	—	10,000,000	—	—	10,000,000
Balance at September 30, 2025	100,000	$100	$32,324,900	$(9,383,280)	$(4,781,091)	$18,160,629

Balance at December 31, 2025	100,000	$100	$40,824,900	$(10,454,770)	$(3,976,489)	$26,393,741
Net increase in net assets resulting from operations	—	—	—	—	3,689,557	3,689,557
Distributions of income to shareholder	—	—	—	—	(4,908,781)	(4,908,781)
Return of capital to shareholder	—	—	—	(7,856,019)	—	(7,856,019)
Contributions from shareholder	—	—	20,600,000	—	—	20,600,000
Balance at September 30, 2026	100,000	$100	$61,424,900	$(18,310,789)	$(5,195,713)	$37,918,498

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net increase (decrease) in net assets resulting from operations	$3,689,557	$(1,038,217)
Adjustments to reconcile net increase (decrease) in net assets resulting from operations to net cash used in operating activities:
Net change in unrealized loss from loans	1,219,224	—
Amortization of deferred costs related to debt facility	510,000	500,535
Origination of loans	(71,350,000)	(23,054,000)
Principal payments on loans, net of accretion	19,349,419	1,109,452
Acquisition of equity securities	(6,836,201)	(2,848,770)
Changes in operating assets and liabilities:
Net increase in dividend and interest receivables	(479,559)	(332,498)
Net increase in other assets	(94,070)	(61,155)
Net increase in accounts payable, other accrued liabilities and accrued management fees	146,838	267,768
Net cash used in operating activities	(53,844,792)	(25,456,885)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash distributions to shareholder	(5,600,000)	—
Contributions from shareholder	20,600,000	10,000,000
Borrowings under debt facility	44,500,000	16,000,000
Repayments of borrowings under debt facility	(7,000,000)	(3,000,000)
Payments of bank facility fees and costs	(8,114)	(19,045)
Net cash provided by financing activities	52,491,886	22,980,955

Net decrease in cash and cash equivalents	(1,352,906)	(2,475,930)

CASH AND CASH EQUIVALENTS:
Beginning of period	6,085,901	9,535,729
End of period	$4,732,995	$7,059,799

SUPPLEMENTAL DISCLOSURES:
CASH PAID DURING THE PERIOD:
Interest - Debt facility	$3,225,091	$2,261,996
NON-CASH OPERATING AND FINANCING ACTIVITIES:
Distributions of equity securities to shareholder	$7,164,800	$3,473,641
Receipt of equity securities as repayment of loans	$328,599	$624,871

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF SEPTEMBER 30, 2026

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
		Biotechnology
		Biolojic Design Ltd. ** ^		Senior Secured	12.5%		$3,354,852	$3,167,135	$3,167,135	6/1/2029
		Teiko Bio, Inc.		Senior Secured	12.5%		250,000	229,285	229,285	5/1/2029
		Teiko Bio, Inc.		Senior Secured	12.5%		250,000	243,746	243,746	10/1/2029
		Teiko Bio, Inc.		Senior Secured	12.5%		500,000	428,124	428,124	1/1/2030
		Teiko Bio, Inc. Subtotal					1,000,000	901,155	901,155
		Biotechnology Total	10.7%				$4,354,852	$4,068,290	$4,068,290

		Computers & Storage
		Proto, Inc.		Senior Secured	13.0%	17.8%	$191,095	$195,859	$195,859	7/1/2028
		Computers & Storage Total	0.5%				$191,095	$195,859	$195,859

	Internet
		BossBites Inc.		Senior Secured	12.0%		$1,500,000	$1,441,127	$1,441,127	4/1/2029
		Realm Living, Inc.		Senior Secured	12.5%		286,441	254,098	254,098	3/1/2029
		Slice Solutions, Inc.		Senior Secured	11.0%		5,000,000	4,609,685	4,609,685	5/1/2031
		Internet Total	16.7%				$6,786,441	$6,304,910	$6,304,910

		Medical Devices
		eXo Imaging, Inc.		Senior Secured	12.5%		$1,142,244	$1,029,845	$1,029,845	12/1/2028
		Gallant Pet, Inc.		Senior Secured	13.3%		439,342	415,056	415,056	5/1/2028
		Gallant Pet, Inc.		Senior Secured	13.0%		263,356	263,356	263,356	5/1/2028
		Gallant Pet, Inc. Subtotal					702,698	678,412	678,412
		Medical Devices Total	4.5%				$1,844,942	$1,708,257	$1,708,257

		Other Healthcare
		Lark Technologies, Inc.		Senior Secured	13.5%		$2,520,910	$2,180,360	$2,180,360	4/1/2028
		MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	1,500,000	1,217,273	1,217,273	10/1/2029
		MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.6%	2,000,000	2,010,550	2,010,550	1/1/2030
		MeMed Diagnostics Ltd. ** ^		Senior Secured	11.0%	7.5%	1,500,000	1,512,924	1,512,924	11/1/2029
		MeMed Diagnostics Ltd. Subtotal ** ^					5,000,000	4,740,747	4,740,747
		Vitable, Inc.		Senior Secured	13.0%		1,000,000	986,476	986,476	4/1/2029
		Vitable, Inc.		Senior Secured	13.0%		1,500,000	1,444,288	1,444,288	4/1/2029
		Vitable, Inc. Subtotal					2,500,000	2,430,764	2,430,764
		Other Healthcare Total	24.7%				$10,020,910	$9,351,871	$9,351,871

		Other Technology
		AI Tech Holdings, Inc.		Senior Secured	12.0%		$131,101	$124,465	$124,465	10/1/2028
		Allocate Holdings Inc.		Senior Secured	10.5%		5,500,000	5,256,863	5,256,863	7/1/2031
		Belong, Inc.		Senior Secured	13.5%		250,000	228,085	228,085	3/1/2029
		Belong, Inc.		Senior Secured	13.0%		625,000	527,592	527,592	3/1/2029
		Belong, Inc.		Senior Secured	13.5%		500,000	395,691	395,691	3/1/2029
		Belong, Inc. Subtotal					1,375,000	1,151,368	1,151,368
		Brick Dynamics Inc.		Senior Secured	12.0%		500,000	469,728	469,728	4/1/2029
		Brick Dynamics Inc.		Senior Secured	12.0%		500,000	488,666	488,666	7/1/2029
		Brick Dynamics Inc. Subtotal					1,000,000	958,394	958,394
		Carbon Ridge, Inc.		Senior Secured	12.5%		631,158	551,353	551,353	1/1/2029
		Cofertility, Inc.		Senior Secured	11.8%		750,000	649,711	649,711	8/1/2029

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
		Cofertility, Inc.		Senior Secured	11.8%		625,000	623,776	623,776	1/1/2030
		Cofertility, Inc. Subtotal					1,375,000	1,273,487	1,273,487
		Creoate Limited ** ^		Senior Secured	12.8%		1,795,927	1,725,321	506,097	*
		Daisyco, Inc.		Senior Secured	10.8%		1,184,794	1,117,405	1,117,405	4/1/2029
		Fortull, Inc.		Senior Secured	11.0%		367,743	346,324	346,324	8/1/2029
		Gold Words, LLC		Senior Secured	12.0%		115,289	113,484	113,484	12/1/2027
		Grin Technology Services Inc.		Senior Secured	12.0%		1,000,000	905,001	905,001	10/1/2029
		Hint, Inc.		Senior Secured	13.8%		1,138,937	927,147	927,147	1/1/2028
		Innventure LLC **		Senior Secured	13.5%		3,674,438	2,242,189	2,242,189	6/1/2028
		Joy Memories, Inc		Senior Secured	12.8%	1.5%	4,000,000	3,319,989	3,319,989	1/1/2030
		Kindred Motorworks, Inc.		Senior Secured	12.0%		2,282,585	2,300,126	2,300,126	10/1/2029
		Orion Longevity, Inc.		Senior Secured	11.0%		1,750,000	1,599,716	1,599,716	1/1/2030
		Pioneers Education, Inc.		Senior Secured	12.0%		1,000,000	794,872	794,872	5/1/2030
		Scripta Insights, Inc.		Senior Secured	12.5%		502,070	486,744	486,744	4/1/2028
		Umbra Lab, Inc.		Senior Secured	12.5%		18,050,000	17,180,544	17,180,544	10/1/2029
		Umbra Lab, Inc.		Senior Secured	13.5%		1,439,140	1,408,844	1,408,844	1/1/2028
		Umbra Lab, Inc. Subtotal					19,489,140	18,589,388	18,589,388
		Vescent Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,477,002	1,477,002	12/1/2029
		Vescent Technologies, Inc.		Senior Secured	12.0%		1,500,000	1,388,314	1,388,314	11/1/2029
		Vescent Technologies, Inc. Subtotal					3,000,000	2,865,316	2,865,316
	Other Technology Total		119.8%				$51,313,182	$46,648,952	$45,429,728

	Security
		Ambient Security		Senior Secured	12.0%		$2,000,000	$1,904,921	$1,904,921	12/1/2029
	Security Total		5.0%				$2,000,000	$1,904,921	$1,904,921

	Semiconductors & Equipment
		D2S, Inc.		Senior Secured	13.5%		$2,500,000	$2,252,957	$2,252,957	5/1/2029
	Semiconductors & Equipment Total		5.9%				$2,500,000	$2,252,957	$2,252,957

	Software
		APIsecAI, Inc.		Senior Secured	12.0%		$383,008	$366,517	$366,517	5/1/2028
		APIsecAI, Inc.		Senior Secured	12.0%		250,000	244,585	244,585	1/1/2029
		APIsecAI, Inc. Subtotal					633,008	611,102	611,102
		Bito Inc.		Senior Secured	12.5%		250,000	222,552	222,552	5/1/2029
		Canvas Medical, Inc.		Senior Secured	12.0%		1,750,000	1,648,794	1,648,794	10/1/2029
		Checksum AI, Inc.		Senior Secured	11.3%		1,000,000	950,380	950,380	10/1/2029
		Crowded Technologies, Inc.		Senior Secured	12.5%		176,824	172,524	172,524	1/1/2029
		Crowded Technologies, Inc.		Senior Secured	12.5%		171,337	148,706	148,706	12/1/2028
		Crowded Technologies, Inc. Subtotal					348,161	321,230	321,230
		Evolver Transformation, Inc.		Senior Secured	11.5%		5,000,000	4,611,289	4,611,289	6/1/2031
		Global Publishing Interactive, Inc.		Senior Secured	12.0%		1,000,000	913,155	913,155	1/1/2030
		Jericho Security, Inc.		Senior Secured	12.0%		750,000	624,069	624,069	10/1/2029
		Merlyn Mind, Inc.		Senior Secured	12.5%		5,431,490	4,722,267	4,722,267	1/1/2029
		Merlyn Mind, Inc.		Senior Secured	12.5%		750,000	373,307	373,307	6/1/2030
		Merlyn Mind, Inc.		Senior Secured	12.5%		1,750,000	851,888	851,888	7/1/2030
		Merlyn Mind, Inc. Subtotal					7,931,490	5,947,462	5,947,462
		Outbuild Technologies, Inc.		Senior Secured	12.0%		1,675,000	1,609,926	1,609,926	3/1/2029
		Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,245,265	1,138,210	1,138,210	5/1/2029

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
		Truepic Inc.		Senior Secured	12.3%		134,666	121,378	121,378	12/1/2027
		Truepic Inc.		Senior Secured	12.3%		350,141	344,251	344,251	5/1/2028
		Truepic Inc. Subtotal					484,807	465,629	465,629
		Vesta Housing, Inc.		Senior Secured	15.0%		2,026,160	1,915,205	1,915,205	*
		Workspot, Inc.		Senior Secured	11.8%		500,000	426,120	426,120	6/1/2029
		Workspot, Inc.		Senior Secured	11.8%		500,000	485,879	485,879	8/1/2029
		Workspot, Inc. Subtotal					1,000,000	911,999	911,999
		ZeroCater, Inc.		Senior Secured	12.5%		1,215,841	1,206,839	1,206,839	4/1/2028
	Software Total		60.9%				$26,309,732	$23,097,841	$23,097,841

	Technology Services
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$220,534	$218,532	$218,532	11/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	205,356	179,432	179,432	9/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	248,286	248,286	10/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	110,267	109,693	109,693	11/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	247,876	247,876	12/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	247,505	247,505	1/1/2029
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	247,244	247,244	2/1/2029
		Ava Finance, Inc. Subtotal					1,536,157	1,498,568	1,498,568
		Klar Holdings Limited ** ^		Senior Secured	12.5%		876,187	866,467	866,467	5/1/2028
		Klar Holdings Limited ** ^		Senior Secured	12.5%		836,784	827,940	827,940	4/1/2028
		Klar Holdings Limited ** ^		Senior Secured	12.5%		796,669	749,230	749,230	3/1/2028
		Klar Holdings Limited Subtotal ** ^					2,509,640	2,443,637	2,443,637
		Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	574,109	565,751	565,751	1/1/2028
	Technology Services Total		11.9%				$4,619,906	$4,507,956	$4,507,956

	Wireless
		Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$466,057	$466,057	6/1/2028
	Wireless Total		1.2%				$500,000	$466,057	$466,057

		Grand Total	261.8%				$110,441,060	$100,507,871	$99,288,647
* As of September 30, 2026, loans with a cost basis of $3.6 million and a fair value of $2.4 million were classified as non-accrual. These loans have been accelerated from their original maturity and are due in their entirety. During the period for which these loans have been on non-accrual status, no interest income has been recognized.
**Indicates assets that the Fund deems “non-qualifying assets.” As of September 30, 2026, 13.6% of the Fund’s total assets represented non-qualifying assets. Under Section 55(a) of the 1940 Act, the Fund is prohibited from acquiring any additional non-qualifying assets unless, at the time of acquisition, certain specified qualifying assets (e.g., securities issued by an “eligible portfolio company,” as defined in Section 2(a)(46)) represent at least 70% of its total assets. As part of this calculation, the numerator consists of the fair value of the Fund’s investments in all eligible portfolio companies, and the denominator consists of total assets less those assets described in Section 55(a)(7) of the 1940 Act.

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

As of September 30, 2026, all loans were made to non-affiliates.

See notes to condensed financial statements (unaudited).

WTI FUND XI, INC.

CONDENSED SCHEDULE OF INVESTMENTS (UNAUDITED)
AS OF DECEMBER 31, 2025

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
	Biotechnology
		Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	$2,500,000	$2,367,516	$2,367,516	7/1/2028
		Biolojic Design Ltd. ** ^		Senior Secured	12.5%	3.0%	1,250,000	1,227,535	1,227,535	7/1/2028
		Biolojic Design Ltd. Subtotal ** ^					3,750,000	3,595,051	3,595,051
		Biotechnology Total	13.6%				$3,750,000	$3,595,051	$3,595,051

		Computers & Storage
		Proto, Inc.		Senior Secured	13.0%	17.8%	$250,000	$232,355	$232,355	7/1/2028
		Computers & Storage Total	0.9%				$250,000	$232,355	$232,355

	Internet
		Realm Living, Inc.		Senior Secured	12.5%		$386,749	$372,203	$372,203	6/1/2027
	Internet Total		1.4%				$386,749	$372,203	$372,203

		Medical Devices
		eXo Imaging, Inc.		Senior Secured	12.5%		$1,250,000	$1,073,170	$1,073,170	12/1/2028
		Gallant Pet, Inc.		Senior Secured	13.3%		607,263	560,846	560,846	5/1/2028
		Gallant Pet, Inc.		Senior Secured	13.0%		364,325	364,325	364,325	5/1/2028
		Gallant Pet, Inc. Subtotal					971,588	925,171	925,171
		Medical Devices Total	7.6%				$2,221,588	$1,998,341	$1,998,341

		Other Healthcare
		Lark Technologies, Inc.		Senior Secured	13.5%		$3,537,979	$2,884,323	$2,884,323	4/1/2028
		Vitable, Inc.		Senior Secured	13.0%		1,500,000	1,419,220	1,419,220	4/1/2029
		Other Healthcare Total	16.3%				$5,037,979	$4,303,543	$4,303,543

		Other Technology
		AI Tech Holdings, Inc.		Senior Secured	12.0%	6.5%	$178,784	$160,873	$160,873	10/1/2028
		Belong, Inc.		Senior Secured	13.5%		250,000	217,991	217,991	3/1/2029
		Belong, Inc.		Senior Secured	13.5%		500,000	352,208	352,208	3/1/2029
		Belong, Inc. Subtotal					750,000	570,199	570,199
		Carbon Ridge, Inc.		Senior Secured	12.5%		375,000	358,472	358,472	1/1/2029
		Carbon Ridge, Inc.		Senior Secured	12.5%		355,807	331,373	331,373	7/1/2028
		Carbon Ridge, Inc. Subtotal					730,807	689,845	689,845
		Creoate Limited ** ^		Senior Secured	12.8%		52,621	52,190	52,190	8/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		149,973	148,783	148,783	6/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,982	160,982	10/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		175,000	173,183	173,183	12/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		250,000	241,552	241,552	7/1/2029
		Creoate Limited ** ^		Senior Secured	12.8%		193,725	192,164	192,164	5/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		375,000	346,959	346,959	5/1/2029
		Creoate Limited ** ^		Senior Secured	12.8%		162,500	160,854	160,854	11/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		134,934	125,161	125,161	4/1/2028
		Creoate Limited ** ^		Senior Secured	12.8%		154,212	152,942	152,942	7/1/2028
		Creoate Limited Subtotal ** ^					1,810,465	1,754,770	1,754,770
		Daisyco, Inc.		Senior Secured	10.8%		1,250,000	1,148,778	1,148,778	4/1/2029
		Fortull, Inc.		Senior Secured	11.0%		125,000	104,270	104,270	1/1/2029

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
		Gold Words, LLC		Senior Secured	12.0%		176,527	172,296	172,296	12/1/2027
		Hint, Inc.		Senior Secured	13.8%		1,654,066	1,212,785	1,212,785	1/1/2028
		Innventure LLC **		Senior Secured	13.5%		5,000,000	2,596,791	2,596,791	6/1/2028
		Kindred Motorworks, Inc.		Senior Secured	12.0%	6.4%	2,500,000	2,444,410	2,444,410	7/1/2028
		Last Energy Inc.		Senior Secured	13.8%		1,415,456	1,315,947	1,315,947	4/1/2028
		Owlet Baby Care, Inc. **		Senior Secured	12.0%	7.8%	1,753,056	1,550,358	1,550,358	1/1/2028
		Scripta Insights, Inc.		Senior Secured	12.5%		707,063	676,534	676,534	4/1/2028
		Umbra Lab, Inc.		Senior Secured	13.5%		2,140,858	2,073,572	2,073,572	1/1/2028
	Other Technology Total		62.4%				$20,192,082	$16,471,428	$16,471,428

	Software
		APIsecAI, Inc.		Senior Secured	12.0%		$250,000	$240,907	$240,907	1/1/2029
		APIsecAI, Inc.		Senior Secured	12.0%		500,000	468,391	468,391	5/1/2028
		APIsecAI, Inc. Subtotal					750,000	709,298	709,298
		Bito Inc.		Senior Secured	12.5%		250,000	211,502	211,502	5/1/2029
		Confirm HR, Inc.		Senior Secured	12.0%	6.2%	187,500	154,011	154,011	11/1/2028
		Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	152,196	152,196	12/1/2028
		Crowded Technologies, Inc.		Senior Secured	12.5%		187,500	180,093	180,093	1/1/2029
		Crowded Technologies, Inc. Subtotal					375,000	332,289	332,289
		Manifold Inc.		Senior Secured	12.0%	6.7%	728,385	706,052	706,052	5/1/2028
		Manifold Inc.		Senior Secured	12.0%	6.5%	250,000	235,775	235,775	7/1/2029
		Manifold Inc. Subtotal					978,385	941,827	941,827
		Merlyn Mind, Inc.		Senior Secured	12.5%		5,498,201	4,464,422	4,464,422	1/1/2029
		Safe Securities Inc.		Senior Secured	11.5%	1.0%	1,375,000	1,210,290	1,210,290	5/1/2029
		Standard Dental OpCo, Inc.		Senior Secured	10.0%	20.1%	3,000,000	2,711,475	2,711,475	10/1/2026
		Standard Dental OpCo, Inc.		Senior Secured	10.0%	21.0%	750,000	763,575	763,575	10/1/2026
		Standard Dental OpCo, Inc. Subtotal					3,750,000	3,475,050	3,475,050
		Truepic Inc.		Senior Secured	12.3%		206,016	175,873	175,873	12/1/2027
		Truepic Inc.		Senior Secured	12.3%		485,634	474,197	474,197	5/1/2028
		Truepic Inc. Subtotal					691,650	650,070	650,070
		Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	755,000	755,000	5/1/2026
		Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	500,000	504,516	504,516	4/1/2026
		Vesta Housing, Inc.		Senior Secured	15.0%	2.0%	750,000	748,205	748,205	3/1/2026
		Vesta Housing, Inc. Subtotal					2,000,000	2,007,721	2,007,721
		ZeroCater, Inc.		Senior Secured	12.5%		1,528,011	1,457,461	1,457,461	4/1/2028
	Software Total		59.1%				$17,383,747	$15,613,941	$15,613,941

	Technology Services
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	$250,000	$204,083	$204,083	9/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,559	244,559	11/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	244,921	244,921	2/1/2029
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,154	245,154	1/1/2029
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,539	245,539	12/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	250,000	245,835	245,835	10/1/2028
		Ava Finance, Inc.		Senior Secured	10.8%	1.5%	125,000	122,980	122,980	11/1/2028
		Ava Finance, Inc. Subtotal					1,625,000	1,553,071	1,553,071
		Klar Holdings Limited ** ^		Senior Secured	12.5%		1,141,884	1,045,078	1,045,078	3/1/2028
		Klar Holdings Limited ** ^		Senior Secured	12.5%		1,178,438	1,160,716	1,160,716	4/1/2028
		Klar Holdings Limited ** ^		Senior Secured	12.5%		1,214,197	1,195,316	1,195,316	5/1/2028
		Klar Holdings Limited Subtotal ** ^					3,534,519	3,401,110	3,401,110

Type	Industry	Borrower	Percent of Net Assets (a)	Collateral	Interest Rate (b)	End of Term Payment (c)	Principal	Amortized Cost	Fair Value (d)	Final Maturity Date
Loans
		Prima Holdings Limited ** ^		Senior Secured	13.0%	2.0%	855,529	816,262	816,262	1/1/2028
	Technology Services Total		21.9%				$6,015,048	$5,770,443	$5,770,443

	Wireless
		Juvo Mobile, Inc. **		Senior Secured	12.5%		$500,000	$478,584	$478,584	12/1/2027
	Wireless Total		1.8%				$500,000	$478,584	$478,584

		Grand Total	185.0%				$55,737,193	$48,835,889	$48,835,889

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

2. BASIS OF PRESENTATION

The accompanying condensed interim financial statements of the Fund have been prepared in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”) for interim financial reporting and pursuant to the requirements for reporting on Form 10‑Q. Accordingly, they do not include all information and footnote disclosures required for audited annual financial statements. Certain disclosures have been omitted because they would substantially duplicate disclosures included in the Fund’s audited financial statements and related notes for the year ended December 31, 2025, which are included in the Fund’s Annual Report on Form 10‑K (“Form 10-K”) filed with the United States Securities and Exchange Commission (“SEC”) on March 13, 2026. These condensed interim financial statements should be read in conjunction with the audited financial statements and notes included in the Fund’s annual report on Form 10-K as of and for the year ended December 31, 2025, including Note 2 - Summary of Significant Accounting Policies, which discusses the Fund’s significant accounting policies and estimates. In the opinion of the Manager, the accompanying condensed interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Fund’s financial position and results of operations for the interim periods presented. The results for the three and nine months ended September 30, 2026 are not necessarily indicative of results for a full fiscal year.

Recent Accounting Pronouncements

In September 2026, the FASB issued ASU 2026-03, Fair Value Measurement—Investment Companies With Equity Securities Subject to Contractual Sale Restrictions (“ASU 2026-03”), which requires investment companies to consider the effect of contractual sale restrictions when measuring the fair value of equity securities subject to such restrictions. ASU 2026-03 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years. Early adoption and retrospective application is permitted. The Fund is currently assessing the impact of this guidance, however, the Fund does not expect a material impact on its financial statements.

3. FAIR VALUE DISCLOSURES

The Fund provides asset-based financing primarily to start-up and emerging growth venture-backed companies pursuant to commitments whereby the Fund agrees to finance assets and provide working or growth capital up to a specified amount for the term of the commitment, upon the terms and subject to the conditions specified by such commitment. Even though these loans are generally secured by the assets of the borrowers, the Fund in most cases is subject to the credit risk of such companies. As of September 30, 2026 and December 31, 2025, the Fund’s investments in loans were primarily to companies based within the United States and were made to borrowers in the industry segments shown in the Condensed Schedules of Investments. All loans are senior to unsecured creditors and other secured creditors, unless otherwise indicated in the Condensed Schedules of Investments.

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

The following tables show the weighted-average interest rate of the performing loans and all loans:

	For the Three Months Ended		For the Nine Months Ended
Performing Loans	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-Average Interest Rate – Cash	13.51%	15.70%	17.10%	15.49%
Weighted-Average Interest Rate – Non-Cash	5.74%	8.40%	7.19%	8.09%
Weighted-Average Interest Rate	19.25%	24.10%	24.29%	23.58%

	For the Three Months Ended		For the Nine Months Ended
All Loans	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Weighted-Average Interest Rate – Cash	13.22%	15.70%	16.91%	15.49%
Weighted-Average Interest Rate – Non-Cash	5.61%	8.40%	7.11%	8.09%
Weighted-Average Interest Rate	18.83%	24.10%	24.02%	23.58%

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

All loans as of September 30, 2026 and 2025 were pledged as collateral for the debt facility, and the Fund’s borrowings are generally collateralized by all assets of the Fund.

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

The Fund recognizes transfers between levels, if any, on the actual date of the event of change in circumstances that caused the transfer. There were no transfers in or out of Level 1, 2 or 3 during the three and nine months ended September 30, 2026 and 2025.

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

The following tables provide quantitative information about the Fund’s Level 3 fair value measurements of the Fund’s investments by industry as of September 30, 2026 and December 31, 2025. In addition to the techniques and inputs noted in the tables below, the Fund may also use other valuation techniques and methodologies when determining its fair value measurements.

Investment Type - Level 3
Loan Investments	Fair Value at September 30, 2026	Valuation Techniques / Methodologies	Unobservable Input	Range	Weighted Average (a)
Biotechnology	$4,068,290	Most advantageous market analysis	Most advantageous market effective yield rate	18%	18%
Computers & Storage	195,859	Most advantageous market analysis	Most advantageous market effective yield rate	27% *	27%
Internet	6,304,910	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 21%	15%
Medical Devices	1,708,257	Most advantageous market analysis	Most advantageous market effective yield rate	17% - 22%	20%
Other Healthcare	9,351,871	Most advantageous market analysis	Most advantageous market effective yield rate	15% - 17%	16%
Other Technology	45,429,728	Most advantageous market analysis	Most advantageous market effective yield rate	12% - 28%	16%
		Asset recovery	Probability weighting of alternative outcomes	20% - 50% ^*
Security	1,904,921	Most advantageous market analysis	Most advantageous market effective yield rate	15%*	15%
Semiconductors & Equipment	2,252,957	Most advantageous market analysis	Most advantageous market effective yield rate	21% *	21%
Software	23,097,841	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 29%	20%
		Asset recovery	Probability weighting of alternative outcomes	20% - 40% ^*
Technology Services	4,507,956	Most advantageous market analysis	Most advantageous market effective yield rate	14% - 19%	16%
Wireless	466,057	Most advantageous market analysis	Most advantageous market effective yield rate	23% *	23%

Total Loan Investments	$99,288,647
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
The following tables present the balances of assets and liabilities as of September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis:

As of September 30, 2026
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$99,288,647	$99,288,647
Total	$—	$—	$99,288,647	$99,288,647
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

As of December 31, 2025
ASSETS:	Level 1	Level 2	Level 3	Total
Loans †	$—	$—	$48,835,889	$48,835,889
Total	$—	$—	$48,835,889	$48,835,889
† For a detailed listing of borrowers comprising this amount, please refer to the Condensed Schedules of Investments.

The following tables provide a summary of changes in Level 3 assets measured at fair value on a recurring basis:

	For the Three Months Ended September 30, 2026		For the Nine Months Ended September 30, 2026
	Loans	Warrants	Loans	Warrants
Beginning balance	$93,230,476	$—	$48,835,889	$—
Acquisitions and originations	9,500,000	607,674	71,350,000	7,164,800
Principal payments on loans, net of accretion	(2,222,605)	—	(19,678,018)	—
Distributions to shareholder	—	(607,674)	—	(7,164,800)
Net change in unrealized loss from loans	(1,219,224)	—	(1,219,224)	—
Ending balance	$99,288,647	$—	$99,288,647	$—
Net change in unrealized loss from loans relating to loans still held at September 30, 2026	$(1,219,224)		$(1,219,224)

	For the Three Months Ended September 30, 2025		For the Nine Months Ended September 30, 2025
	Loans	Warrants	Loans	Warrants
Beginning balance	$40,866,768	$—	$23,982,777	$—
Acquisitions and originations	4,750,000	649,116	23,054,000	3,473,641
Principal payments on loans, net of accretion	(314,314)	—	(1,734,323)	—
Distributions to shareholder	—	(649,116)	—	(3,473,641)
Ending balance	$45,302,454	$—	$45,302,454	$—

There were no changes in unrealized gains (losses) from the loans still held as of September 30, 2025.

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

5.    CAPITAL STOCK

As of both September 30, 2026 and December 31, 2025, there were 10,000,000 shares of $0.001 par value common stock authorized, and 100,000 shares issued and outstanding. Total committed capital of the Company as of both September 30, 2026 and December 31, 2025, was $389.4 million. Total contributed capital to the Company as of September 30, 2026 and December 31, 2025, was $77.9 million and $52.3 million, respectively, of which $61.4 million and $40.8 million were contributed to the Fund, respectively.
The chart below shows the distributions of the Fund for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Cash distributions	$5,600,000	$—
Distributions of securities	7,164,800	3,473,641
Total distributions to shareholder	$12,764,800	$3,473,641

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

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. As of September 30, 2026 and December 31, 2025, the Fund’s asset coverage for borrowings was 157% and 192%, respectively.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent (the “Administrative Agent”) and the lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

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

The Fund pays interest on its borrowings. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. As of September 30, 2026 and December 31, 2025, the Fund’s outstanding borrowings were entirely 1‑month Term SOFR Loans.

The Fund also pays a fee on the unused portion of the facility. When the Fund is using 50.00% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly.

Bank fees and other costs of $2.0 million incurred in connection with the acquisition of the facility have been capitalized and are amortized to interest expense on a straight-line basis over the expected life of the facility, which is expected to terminate on August 1, 2027. As of September 30, 2026 and December 31, 2025, the remaining unamortized fees and costs amounted to $0.6 million and $1.1 million, respectively.

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

As of September 30, 2026, the Fund did not meet the interest coverage ratio covenant required under the debt facility. Subsequent to the quarter end but prior to the date these financial statements were available to be issued, the Fund obtained a waiver for such non-compliance from the Administrative Agent such that no event of default has occurred. With the exception of the foregoing, the Fund was therefore in compliance with the financial covenants under the debt facility as of September 30, 2026 and December 31, 2025. The Fund is not yet required to comply with the minimum derivative requirement.

The carrying value of the Fund’s borrowings under the debt facility approximates fair value. The fair value of the borrowings leverages rates that are observable at commonly quoted intervals, which is classified as a Level 2 fair value measurement in the fair value hierarchy. As of September 30, 2026 and December 31, 2025, $66.0 million and $28.5 million, respectively, was outstanding under the debt facility, with a weighted average all-in interest rate of 6.5% and 6.3%, respectively.

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
For the period from January 1, 2026 through June 30, 2026, Management Fees were calculated at 1.600% of the Company’s committed capital and for the period from July 1, 2026 through September 30, 2026, Management Fees were calculated at 1.575%. For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 1.600%.
Management Fees of $1.5 million and $1.6 million were recognized as expenses for the three months ended September 30, 2026 and 2025, respectively. Management Fees of $4.6 million were recognized as expenses for both the nine months ended September 30, 2026 and 2025, respectively.

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

8. COMMITMENTS AND CONTINGENCIES

Unexpired Unfunded Commitments

As of September 30, 2026 and December 31, 2025, the Fund’s unexpired unfunded commitments to borrowers totaled $40.0 million and $17.5 million, respectively. Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is the Manager’s experience that not all unexpired unfunded commitments will be used by the borrowers. Many credit agreements contain provisions which are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change to its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

The table below is the Fund’s unexpired unfunded commitments as of September 30, 2026:

Borrower	Industry	Unexpired Unfunded Commitment as of September 30, 2026	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Ambient Security	Security	4,000,000	06/30/2027
Cofertility, Inc.	Other Technology	625,000	02/15/2027
Global Publishing Interactive, Inc.	Software	750,000	02/28/2027
Hived Ltd.	Technology Services	5,000,000	03/31/2027
Jericho Security, Inc.	Software	250,000	10/31/2026
Lucra Inc.	Software	3,000,000	07/31/2027
Merlyn Mind, Inc.	Software	5,000,000	12/31/2026
Orion Longevity, Inc.	Other Technology	1,750,000	01/31/2027
Pioneers Education, Inc.	Other Technology	4,000,000	10/08/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Slice Solutions, Inc.	Internet	2,500,000	12/15/2026
Vescent Technologies, Inc.	Other Technology	2,000,000	01/31/2027
Workspot, Inc.	Software	1,000,000	01/31/2027
World View Enterprises Inc.	Other Technology	1,500,000	01/31/2027
Total		$40,000,000

The table below is the Fund’s unexpired unfunded commitments as of December 31, 2025:

Borrower	Industry	Unexpired Unfunded Commitment as of December 31, 2025	Expiration Date
Abacum Inc.	Software	$5,000,000	03/31/2027
Ava Finance, Inc.	Technology Services	500,000	03/31/2026
Bito Inc.	Software	125,000	03/31/2026
Creoate Limited	Other Technology	125,000	01/31/2026
Crowded Technologies, Inc.	Software	375,000	07/31/2026
Daisyco, Inc.	Other Technology	1,250,000	06/30/2026
eXo Imaging, Inc.	Medical Devices	1,250,000	07/31/2026
Fortull, Inc.	Other Technology	250,000	10/31/2026
Lark Technologies, Inc.	Other Healthcare	2,500,000	04/30/2026
Prima Holdings Limited	Technology Services	1,000,000	04/30/2026
Safe Securities Inc.	Software	3,625,000	06/30/2027
Teiko Bio, Inc.	Biotechnology	500,000	06/30/2026
Vitable, Inc.	Other Healthcare	1,000,000	03/14/2026
Total		$17,500,000

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

9. SEGMENT INFORMATION

The Fund operates through a single operating and reportable segment with an objective to invest and generate returns by providing debt financing to start-up and emerging growth venture-backed companies across various geographies, primarily in the U.S.; revenues are derived from interest income earned on the debt financing. The Fund’s chief operating decision maker (“CODM”) is comprised of the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer) and evaluates segment performance and makes operating decisions of the Fund based on the net increase (or decrease) in net assets from operations (“net income”). In addition to numerous other factors and metrics, the CODM utilizes net income as a key metric in deciding whether to reinvest in the segment (i.e., loan fundings), call capital, pay dividends or service its debt. As the Fund’s operations comprise a single reportable segment, the segment assets are reflected on the accompanying Condensed Statements of Assets and Liabilities as “Total assets” and the significant segment expenses are listed on the accompanying Condensed Statements of Operations.

10. FINANCIAL HIGHLIGHTS

U.S. GAAP requires disclosure of financial highlights of the Fund for the three and nine months ended September 30, 2026 and 2025.

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

The following per share data and ratios have been derived from the information provided in the financial statements:

	For the Three Months Ended September 30, 2026	For the Three Months Ended September 30, 2025	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025

Total return**	0.34%	(0.41%)	12.50%	(6.05%)

Per share amounts:
Net asset value, beginning of period	$398.92	$188.87	$263.94	$126.72
Net investment income (loss)	13.53	(0.77)	49.09	(10.38)
Net change in unrealized loss from loans	(12.19)	—	(12.19)	—
Net increase (decrease) in net assets resulting from operations	1.34	(0.77)	36.90	(10.38)
Distributions of income to shareholder	(13.53)	—	(49.09)	—
Return of capital to shareholder	(7.55)	(6.49)	(78.57)	(34.73)
Contributions from shareholder	—	—	206.00	100.00
Net asset value, end of period	379.18	181.61	379.18	181.61
Net assets, end of period	$37,918,498	$18,160,629	$37,918,498	$18,160,629

Ratios to average net assets:

Expenses*	32.42%	56.20%	33.66%	55.38%
Net investment income (loss)*	13.58%	(1.63%)	18.87%	(7.42%)
Portfolio turn-over rate	—%	—%	—%	—%
Average debt outstanding	$66,000,000	$29,250,000	$50,900,000	$26,200,000

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

The Fund operates through a single operating and reportable segment for financial reporting purposes, consistent with how the officers of the Fund (inclusive of the Chief Executive Officer and Chief Financial Officer), who are the Fund’s CODM, evaluate financial performance and allocate resources.

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

Results of Operations - For the Three and Nine Months Ended September 30, 2026 and 2025
Analysis of Interest Income

Total investment income for the three months ended September 30, 2026 and 2025 was $4.6 million and $2.6 million, respectively. Total investment income for the nine months ended September 30, 2026 and 2025 was $13.7 million and $6.7 million, respectively. Investment income primarily consisted of interest on the venture loans outstanding and early loan payoffs. The remaining income consisted of interest and dividends on the temporary investment of cash.
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

The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30, 2026				For the Three Months Ended September 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$94,507,816	$4,548,388	13.51%	5.74%	$42,257,639	$2,545,712	15.70%	8.40%
All Loans	$96,599,180	$4,548,388	13.22%	5.61%	$42,257,639	$2,545,712	15.70%	8.40%
Interest income for both performing loans and all loans increased by $2.0 million, or 78.7%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for performing and all loans increased by $52.3 million and $54.3 million, or 123.6% and 128.6%, respectively, for the three months ended September 30, 2026 compared to the same period in 2025.
The following table shows the average outstanding balance, interest income, and weighted average interest rate for the cash and non-cash portion of interest income for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026				For the Nine Months Ended September 30, 2025
	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion	Average Outstanding Balance	Interest Income	Weighted Average Interest Rate - Cash Portion	Weighted Average Interest Rate - Non-Cash Portion
Performing Loans	$74,644,199	$13,599,282	17.10%	7.19%	$36,972,953	$6,538,409	15.49%	8.09%
All Loans	$75,480,745	$13,599,282	16.91%	7.11%	$36,972,953	$6,538,409	15.49%	8.09%
Interest income for both performing and all loans increased by $7.1 million, or 108.0% for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the loan investment portfolio. The average outstanding balance for performing and all loans increased by $37.7 million and $38.5 million, or 101.9% and 104.2%, respectively, for the nine months ended September 30, 2026 compared to the same period in 2025.

Analysis of Interest Expense
Interest expense was comprised of amounts related to interest on debt amounts drawn down, unused credit line fees, and amounts amortized from deferred fees incurred in conjunction with the debt facility.

The following table shows the average balance, interest expense, and weighted average interest rate for the three months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30, 2026			For the Three Months Ended September 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$66,000,000	$1,505,549	9.12%	$29,250,000	$980,993	13.42%
Interest expense increased by $0.5 million, or 53.5%, for the three months ended September 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $36.8 million, or 125.6%, for the three months ended September 30, 2026 compared to the same period in 2025.
The following table shows the average balance, interest expense, and weighted average interest expense rate for the nine months ended September 30, 2026 and 2025.

	For the Nine Months Ended September 30, 2026			For the Nine Months Ended September 30, 2025
	Average Balance	Interest Expense	Weighted Average Interest Expense Rate	Average Balance	Interest Expense	Weighted Average Interest Expense Rate
Debt Facility	$50,900,000	$3,696,975	9.68%	$26,200,000	$2,725,266	13.87%
Interest expense increased by $1.0 million, or 35.7%, for the nine months ended September 30, 2026 compared to the same period in 2025. The increase is primarily due to the increase in the borrowings under the debt facility. The average outstanding balance for borrowings under the facility increased by $24.7 million, or 94.3%, for the nine months ended September 30, 2026 compared to the same period in 2025.
Analysis of Operating Expenses

The following table shows the components of operating expenses for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
Operating Expense	2026	2025	Change ($)	2026	2025	Change ($)
Management Fees	$1,533,457	$1,562,536	$(29,079)	$4,623,446	$4,643,964	$(20,518)
Banking and professional fees	106,144	40,603	65,541	248,839	196,618	52,221
Other operating expenses	86,225	68,310	17,915	188,959	180,278	8,681
Total Operating Expenses	$1,725,826	$1,671,449	$54,377	$5,061,244	$5,020,860	$40,384
For the period from January 1, 2026 through June 30, 2026, Management Fees were calculated at 1.600% of the Company’s committed capital and for the period from July 1, 2026 through September 30, 2026, Management Fees were calculated at 1.575%. For the period from January 1, 2025 through June 30, 2025, Management Fees were calculated at 1.575% of the Company's committed capital and for the period from July 1, 2025 through September 30, 2025, Management Fees were calculated at 1.600%.
Banking and professional fees increased by $0.1 million, or 161.4% and 26.6%, respectively, for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The increase in banking and professional fees was primarily due to the increase in legal fees associated with the documentation of loans.
Other operating expenses did not materially increase during the three and nine months ended September 30, 2026 compared to the same periods in 2025. Other expenses included director fees, custody fees, tax fees and other expenses related to the operations of the Fund.
Non-recurring fees

The Fund may receive non-recurring fees in connection with the origination and servicing of portfolio loans. Transactions in this category may include forfeited commitment fees and deferred income from warrants received that become recognized as other income after the loan commitment period expires. Other non-recurring fees include pre-payment fees which are recognized as other income in the period received. Legal fee reimbursements for deal due diligence and drafting of documents are recognized as offsets against legal expenses. Non-recurring fees were $0.1 million for both the three months ended September 30, 2026 and 2025, respectively. Non-recurring fees for the nine months ended September 30, 2026 and 2025 were $0.5 million and $0.2 million, respectively.

Net Investment Income (Loss)

Net investment income (loss) for the three months ended September 30, 2026 and 2025 was $1.4 million and $(0.1) million, respectively. Net investment income (loss) for the nine months ended September 30, 2026 and 2025 was $4.9 million and $(1.0) million, respectively.

Realized and Change in Unrealized Gains (Losses)

There were no realized losses from loans for the three months and nine months ended September 30, 2026 and 2025.

Net change in unrealized loss from loans was $1.2 million for the three and nine months ended September 30, 2026. There were no changes in unrealized loss from loans for the same periods in 2025. The net change in unrealized loss from loans consisted of fair value adjustments to the loans resulting from the deterioration in certain portfolio companies’ performance.

Net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2026 and 2025 was $0.1 million and $(0.1) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the three months ended September 30, 2026 and 2025 was $1.34 and $(0.77), respectively.

Net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2026 and 2025 was $3.7 million and $(1.0) million, respectively. On a per share basis, the net increase (decrease) in net assets resulting from operations for the nine months ended September 30, 2026 and 2025 was $36.90 and $(10.38), respectively.

Liquidity and Capital Resources – September 30, 2026 and December 31, 2025

The Fund is owned entirely by the Company. The Company is expected, but not required, to make further contributions to the capital of the Fund to the extent of the Company’s members’ capital commitment to the Company and excess cash balances of the Company. Total capital contributed to the Fund as of September 30, 2026 and December 31, 2025 was $61.4 million and $40.8 million, respectively. As of both September 30, 2026 and December 31, 2025, the Company had subscriptions for capital in the amount of $389.4 million, of which $77.9 million and $52.3 million, respectively, had been called and received. As of September 30, 2026, $311.5 million of capital remains uncalled.

The Fund expects to generate cash primarily from further contributions from the Company to the extent of the Company’s members’ capital commitment to the Company, cash flows from its operations and any financing arrangements it may enter into in the future.

The changes in cash for the nine months ended September 30, 2026 and 2025 were as follows:

	For the Nine Months Ended September 30, 2026	For the Nine Months Ended September 30, 2025
Net cash used in operating activities	$(53,844,792)	$(25,456,885)
Net cash provided by financing activities	52,491,886	22,980,955
Net decrease in cash and cash equivalents	$(1,352,906)	$(2,475,930)

As of September 30, 2026 and December 31, 2025, 12.5% and 23.1%, respectively, of the Fund’s net assets consisted of cash.

On August 1, 2024, the Fund entered into a loan and security agreement with MUFG Bank Ltd. as the administrative agent and with lenders named therein that established a secured revolving credit facility in an initial amount of up to $250.0 million with the option to request that borrowing availability be increased up to $500.0 million, subject to further negotiation and credit approval.

Borrowings by the Fund are collateralized by (i) all portfolio investments and substantially all other assets held by the Fund and its subsidiaries, (ii) all equity interests of the Company in the Fund and all direct or indirect subsidiaries of the Fund, and (iii) the pledge of the uncalled capital commitments of all investors in the Company. The Fund pays interest on its borrowings and a fee on the unused portion of the facility. Borrowings under the facility, at the Fund’s discretion, will bear interest at an annual rate of either a (i) Reference Rate, plus an Applicable Reference Rate Margin (such loan, a “Reference Rate Loan”), (ii) Term SOFR plus the Applicable SOFR Margin (such loan, a “Term SOFR Loan”) or (iii) Daily Compounded SOFR plus the Applicable SOFR Margin (such loan, a “Daily Compounded SOFR Loan”). The interest period for each Term SOFR Loan shall at the option of the Fund be fixed at one, three or six months. Applicable SOFR Margin is the sum of (a) the product of (i) the Subscription Percentage calculated for such period and (ii) 2.50% and (b) the product of (i) the Portfolio Leverage Percentage for such period and (ii) 3.00%. When the Fund is using 50% or more of the maximum amount available under the loan agreement, the applicable commitment fee is 0.25% of the unused portion of the loan facility; otherwise, the applicable commitment fee is 0.50% of the unused portion. The Fund pays the unused credit line fee quarterly. The facility terminates on August 1, 2027, but can be accelerated in the event of default, such as the failure by the Fund to make timely interest or mandatory principal payments, if any. As of September 30, 2026, $66.0 million was outstanding under the facility.

As of September 30, 2026, The Fund did not meet the interest coverage ratio covenant under the facility. On November 12, 2026, the Fund obtained a waiver of such non-compliance for the fiscal quarter ending September 30, 2026 only. Although Management expects the Fund to be in compliance with the covenant as of December 31, 2026, there can be no assurance that it will or that any future non-compliance will be waived which could materially and adversely affect the Fund’s operations. See Note 6 to the financial statements for further discussion of the facility.

Amounts disbursed under the Fund’s loan commitments were $71.4 million for the nine months ended September 30, 2026. Net loan amounts outstanding after amortization increased by $50.5 million for the same period. Unexpired unfunded commitments totaled $40.0 million as of September 30, 2026.

As of	Cumulative Amount Disbursed	Principal Reductions and Fair Market Adjustments	Balance Outstanding - Fair Value	Unexpired Unfunded Commitments
September 30, 2026	$131.2 million	$31.9 million	$99.3 million	$40.0 million
December 31, 2025	$59.8 million	$11.0 million	$48.8 million	$17.5 million

The unexpired unfunded commitments by portfolio company as of September 30, 2026 and December 31, 2025 are detailed in Note 8 to the financial statements included in this filing.

Because venture loans are privately negotiated transactions, investments in these assets are relatively illiquid. It is Management’s experience that not all unexpired unfunded commitments will be used by borrowers. Many credit agreements contain provisions that are milestone dependent and not all borrowers will achieve these milestones. Additionally, the Fund’s credit agreements contain provisions that give relief from funding obligations in the event the borrower has a material adverse change in its financial condition. Therefore, the unexpired unfunded commitments do not necessarily reflect future cash requirements or future investments for the Fund.

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

As of September 30, 2026, the Fund had a cash balance of $4.7 million and $35.9 million in scheduled loan receivable payments over the next twelve months. Additionally, the Fund has access to uncalled capital of $311.5 million as a liquidity source and a borrowing base that grows as it funds additional commitments. These amounts are sufficient to meet the current commitment backlog and operational expenses of the Fund over the next year. The Fund regularly evaluates potential future liquidity resources and demands before making additional future commitments.

On September 28, 2023, the Fund’s sole shareholder, the Company, approved a reduced asset coverage ratio of 150% for the Fund as permitted in Section 61(a)(2) of the 1940 Act. Accordingly, the Fund is permitted to borrow in any amount so long as its asset coverage ratio, as defined in the 1940 Act, is at least 150% after giving effect to such borrowings. As of September 30, 2026, the Fund’s asset coverage ratio was 157%. The limited cushion above the minimum could constrain the Fund's ability to borrow under the debt facility to fund its unfunded commitments, particularly if the fair value of the Fund’s loan portfolio declines or if borrowings increase faster than assets. If the ratio fell below 150%, the Fund would be unable to make additional borrowings and may be required to repay amounts outstanding. The Fund monitors this ratio on a regular basis and expects to fund its commitments through capital contributions from its shareholder, repayments of existing loans, and available borrowings.

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

The Fund manages its market risk by monitoring the composition of its portfolio by industry, size of investment, stage of development, and borrower. The Fund has limited exposure to public market price fluctuations as the Fund primarily invests in private business enterprises and distributes all equity investments upon receipt to the Company.

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

The Fund’s exposure to interest rate sensitivity is regularly monitored and analyzed by measuring the characteristics of assets and liabilities. The Fund utilizes various methods to assess interest rate risk in terms of the potential effect on interest income net of interest expense, the value of net assets and the value at risk in an effort to ensure that the Fund is insulated from any significant adverse effects from changes in interest rates. As of September 30, 2026, the outstanding debt balance was $66.0 million at a floating interest rate based on a Term SOFR rate of 3.9%.

Because all of the Fund’s loans impose a fixed interest rate upon funding, changes in short-term interest rates will not directly affect interest income associated with the loan portfolio as of September 30, 2026. However, those changes could have the potential to change the Fund’s ability to originate loan commitments, acquire and renew bank facilities, and engage in other investment activities. Further, changes in short-term interest rates could also affect interest expense and interest on the Fund’s short-term investments.

Based on the Fund’s Condensed Statements of Assets and Liabilities as of September 30, 2026, the following table shows the approximate annualized increase (decrease) in components of net assets resulting from operations of hypothetical base rate changes in interest rates, assuming no changes in investments or borrowings.

Effect of Interest Rate Change By	Increase (Decrease) in Other Income	(Increase) Decrease in Interest Expense	Increase (Decrease) in Total Income
(2.00)%	$(94,660)	$1,320,000	$1,225,340
(1.00)%	$(47,330)	$660,000	$612,670
(0.50)%	$(23,665)	$330,000	$306,335
0.50%	$23,665	$(330,000)	$(306,335)
1.00%	$47,330	$(660,000)	$(612,670)
2.00%	$94,660	$(1,320,000)	$(1,225,340)

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

Changes in Internal Controls:
There have not been any changes in the Fund’s internal control over financial reporting identified in connection with the evaluation required by Rules 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the Fund’s fiscal quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Fund’s internal control over financial reporting.

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

Item 1A. Risk Factors

Significant exposure to Other Technology and Software companies subjects the Fund to increased industry concentration risk

As of September 30, 2026, the Fund’s investments in companies classified within the Other Technology and Software industries represented approximately 120% and 61%, respectively, of the Fund’s net assets and approximately 43% and 22%, respectively of the Fund’s total assets. Providing financing to technology-related companies is consistent with the Fund’s investment strategy. Nevertheless, the significant portion of the Fund’s portfolio invested in Other Technology and Software companies subjects the Fund to greater exposure to risks affecting that sector than would generally be the case for a portfolio invested across a broader range of industries.

Technology-related companies may be particularly affected by rapid technological change, product obsolescence, intense competition, cybersecurity and data privacy risks, evolving regulation, supply-chain disruptions, and dependence on continued access to capital. Adverse developments affecting the technology sector or the venture capital market, such as declines in venture funding, technology company valuations or initial public offering and acquisition activity, could affect a significant number of the Fund’s borrowers at the same time rather than in isolation. As a result of the Fund’s significant exposure to these industries, adverse developments affecting technology-related companies could have a material adverse effect on the fair value of the Fund’s investments, results of operations, and net assets.

Significant exposure to a limited number of borrowers subjects the Fund to increased borrower concentration risk

The Fund’s portfolio is concentrated in a limited number of borrowers. The Fund also co-invests with other funds managed by the Manager, which may limit the Fund’s flexibility in pursuing remedies following a default. As a result, the Fund’s results of operations and net assets may be significantly affected by the performance of a small number of borrowers. A payment default, restructuring, bankruptcy or other adverse development affecting any one of these borrowers, or a decline in the value of the collateral securing their loans, could result in significant unrealized or realized losses, reduced investment income and a material decline in the Fund’s net assets.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.  Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 30, 2026, no director or officer of the Fund adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification)

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Rules 13a -14(a) and 15d-14(a) Certification).

32.1	Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

32.2	Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Section 1350 Certification).

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

101.INS	Inline XBRL Instance Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
WTI FUND XI, INC.
(Registrant)

By:	/s/David R. Wanek		By:	/s/Jared S. Thear
	David R. Wanek			Jared S. Thear
	President and Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial Officer)
	Date:	November 13, 2026		Date:	November 13, 2026